Form 10KSB
period 1999-09-30
FLORIDA BUSINESS BANCGROUP INC
filed 1999-11-09
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[  ]    TRANSMISSION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ______________

                          Commission File No. 333-65101

                        FLORIDA BUSINESS BANCGROUP, INC.
     -----------------------------------------------------------------------

                 (Name of small business issuer in its charter)

          Florida                                    59-3517595
  (State or jurisdiction of                      (I.R.S. Employer
incorporation or organization)                  Identification No.)

              2202 North Westshore Boulevard, Tampa, Florida 33607
                (Address of principal executive offices) Zip Code

                  Issuer's telephone number:      (813) 281-0009

                    Securities registered under Section 12(b)
                 of the Securities Exchange Act of 1934: None.

                  Securities registered under Section 12(g) of
             the Securities Exchange Act of 1934: Common Stock and
                           Warrants for Common Stock.

         Check whether the issuer: (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year:  $ 0

         No common stock was outstanding during the period of this report; however, there were 900 shares of preferred stock issued to the Organizers at $100 per share. The preferred stock has no quoted market value.

         There were 1,320,700 shares of common stock outstanding at September 30, 1999.

         There were 1,320,700 warrants outstanding at September 30, 1999.

         There were no shares of preferred stock outstanding at September 30, 1999.

         Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
Description                                                          Page Number
--------------------------------------------------------------------------------


                                     PART I

ITEM 1.       BUSINESS.............................................            1
              Forward-Looking Statements...........................            1
              General..............................................            1
              Subsequent Events....................................            2
              Regulation and Supervision ..........................            2
              Market Area and Competition .........................            7
              Deposits.............................................            7
              Loan Portfolio.......................................            8
              Investments..........................................            9

ITEM 2.       PROPERTIES...........................................            9

ITEM 3.       LEGAL PROCEEDINGS....................................            9

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS...............................             9


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...............................            10

ITEM 6.       MANAGEMENT'S PLAN OF OPERATION......................            10

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..........            11

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE............            19


                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..            19
              Initial Directors and Officers......................            20
              Subsequent Events...................................            20

ITEM 10.      EXECUTIVE COMPENSATION..............................            20
              General.............................................            20
              Stock Option Plans..................................            21

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.............................            21

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......            22
              Transactions with Affiliates........................            22
              Banking Transactions................................            22

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K....................            23


SIGNATURES........................................................            24

EXHIBITS
         27.0     Financial Data Schedule

                                     PART I

ITEM 1.       BUSINESS

         Forward-Looking Statements

         This report may contain certain "forward-looking" statements, as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent Florida Business BancGroup, Inc.'s (the "Company") expectations or beliefs, including but not limited to statements concerning the Company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "relieve", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to our operations, mergers or acquisitions, governmental regulation, the value of the assets and any other factors discussed in this and other Company filings with the Securities and Exchange Commission.

         General

         The Company was incorporated under the laws of the State of Florida on May 18, 1998, for the purpose of operating as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended.

         In order to fund the organizational and pre-opening expenses of the proposed bank, Bay Cities Bank (the "Bank") (estimated to be approximately $400,000), the Organizers initially advanced $90,000 to the Company. The Company's obligation to repay these advances to the Organizers was extinguished in exchange for the issuance of 900 shares of the Company's preferred stock at $100 per share. The preferred stock is redeemable within one year after the release of subscription funds by the Escrow Agent. After the redemption period, the preferred stock will pay a dividend at the sole discretion of the Company. Through December 31, 1998, the Company expended $132,000 for organizational and preopening expenses. We intend to use the net proceeds from the sale of the shares of common stock and warrants for common stock (the "Offering") to redeem the preferred stock, purchase 100% of the common stock to be issued by the Bank, to repay organizational expenses and for other general corporate purposes. Neither the Company nor the Bank has commenced business operations, and neither will do so until the Offering Period is completed and the requisite approvals of the Florida Department of Banking and Finance ("Department"), the Federal Deposit Insurance Corporation ("FDIC") and the Board of Governors of the Federal Reserve System ("Federal Reserve") are obtained. The main office of the Company and the Bank will be located in Tampa, Hillsborough County, Florida.

         It is anticipated that the Bank will commence business operations sometime during the fourth quarter. The Bank will engage in a general commercial and retail banking business with primary emphasis upon high quality service to meet the financial needs of the individuals and businesses residing and located in and around Tampa, Florida. As part of its regular business operations, the Bank will offer a full compliment of loans, including commercial, consumer/installment and real estate loans. It is expected that commercial loans will account for approximately one-half of the Bank's estimated total loan portfolio. Commercial loans are loans made to individual, partnership or corporate borrowers for a variety of business purposes. Commercial loans have a higher risk of loss than consumer or real estate loans. To the extent that borrowers fail to repay their loans, such failure may have a material adverse effect on the Bank's and the Company's earnings and overall financial condition, as well as, the value of the common stock.

         Subsequent Events

         The Company successfully completed its initial public offering ("Offering") on August 7, 1999, raising $13,207,000 through the sale of 1,320,700 units of stock and stock warrants at $10 per unit. Escrow for the receipts from the Offering was broken on September 20, 1999. In addition to the $13,207,000 raised in the Offering, the Company received $187,000 in interest earned on the funds held in the escrow account. The capital raised in the Offering and the escrow receipts were used to redeem the 900 shares of preferred stock issued to the Organizers, repay the Offering expenses of $45,000, repay the organizational expenses of $150,000, and repay the preopening expenses of $270,000. It is expected that in mid-October, 1999 the Company will use a portion of the remaining proceeds from the Offering to purchase 100% of the Bank's stock, providing the requisite capital for the Bank to be able to commence operations. Initially, the Bank will be the only business owned by the Company. The Company's fiscal year ends December 31.

         Regulation and Supervision

         General. - The Company and the Bank will operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. Our business activities will be subject to supervision by the Federal Reserve Board, the Florida
         Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

         The Company is regulated by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended ("BHCA"). The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statement) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board Policy, the Company may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         As a bank holding company, the Company will be required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Bank and each of its subsidiaries.

         As a state bank, the Bank will be subject to the supervision of the Department, the FDIC and the Federal Reserve Board. The Bank will also be subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, will be subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Limits on Loans to One-Borrower. - Loans and extensions of credit by state banks are subject to legal lending limitations. Under Florida law, a state bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition, to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions.

         Prompt  and  Corrective   Action.  -  The  Federal  Deposit   Insurance
         Corporation Improvement Act of 1991 ("FDICIA") required the federal banking regulatory agencies to set certain capital and other criteria which would define the category under which a particular financial institution would be classified. The FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions depending on the category in which an institution is classified. As required by the FDICIA, undercapitalized institutions must submit recapitalization plans to their respective federal banking regulatory agencies, and a company controlling a failing institution must guarantee that institution's compliance with its plan in order for the plan to be accepted.

         The FDIC's prompt and corrective action regulations define, among other things, the relevant capital measures for the five capital categories. For example, a bank is deemed to be:

              o "well-capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets) of 5% or greater, and is not operating under a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

              o "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, and (generally) a Tier 1 leverage capital ratio of 4% or greater, and the bank does not meet the definition of a "well-capitalized" institution.

              o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

         The FDIC is authorized effectively to downgrade a bank to a lower capital category than the bank's capital ratios would otherwise indicate. A decision to do so would be based upon safety and soundness considerations, such as when the bank has received a less than satisfactory examination rating for any of the CAMELS rating categories other than Capital: i.e.

                  o   Asset quality
                  o   Management
                  o   Earnings
                  o   Liquidity
                  o   Sensitivity to market risk

         As a bank drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the bank may engage. The regulatory capital standards are designed to bolster and protect the deposit insurance fund.


         Insurance on Deposit Accounts. -- In response to the requirements of the FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The FDIC assigns a financial institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period.

         These categories consist of well-capitalized, adequately capitalized or undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the financial institution's primary regulator, in the Bank's case the Department and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. A financial institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

         There are nine assessment risk classifications to which different assessment rates are applied. BIF assessment rates range from 0 basis points on deposits for a financial institution in the highest category, i.e., well-capitalized and financially sound with only a few minor weaknesses, to 31 basis points on deposits for an institution in the lowest category, i.e., undercapitalized and posing a substantial probability of loss to the BIF, unless effective corrective action is taken.

         Standards for Safety and Soundness. - The FDICIA requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying:

                  o   maximum classified assets to capital ratios;
                  o minimum earnings sufficient to absorb losses without impairing capital;
                  o to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or depository institution holding companies; and
                  o other standards relating to asset quality, earnings and valuation as the agency deems appropriate.



                           [Intentionally left blank]

         Finally, each federal banking agency is required to prescribe standards for employment contracts and other compensation arrangements with executive officers, employees, directors and principal shareholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.

         Capital Requirements Imposed by Federal Regulators. - The FDIC has adopted capital regulations which establish a Tier 1 core capital definition and a minimum 3% leverage capital ratio requirement for the most highly-rated financial institutions (i.e., those financial institutions with a composite CAMELS rating of 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) that are not anticipating or experiencing significant growth. All other state nonmember banks are required to meet a minimum leverage ratio that is at least 100 to 200 basis points above 3%. A financial institution that is not in the highest-rated category or that is anticipating or experiencing significant growth will have to meet a minimum leverage ratio of at least 4%. The minimum capital with which the Bank will be permitted to open is $6.4 million.

         Under the FDIC's risk-based regulations, a financial institution must classify its assets and certain off-balance sheet activities into categories and maintain specified levels of capital for each category. The least capital is required for the category deemed by the FDIC to have the least risk, and the most capital is required for the category deemed by the FDIC to have the greatest risk. The regulations require a financial institution to have a total risk based capital ratio of 8% and a Tier 1 risk based capital ratio of 4%. Under the FDIC's statement of policy, certain assets are required to be deducted from risk-based capital. Such assets include intangible assets, unconsolidated banking and finance subsidiaries, investments in securities subsidiaries, ineligible equity investments and reciprocal holding of capital instruments with other financial institutions. In addition, the FDIC may consider deducting other assets on a case-by-case basis or any investments in other subsidiaries on a case-by-case basis or based on the general characteristics or functional nature of the subsidiaries.

         Restriction on the Payment of Dividends. - A Florida commercial bank may not pay cash dividends that would cause the bank's capital to fall below the minimum amount required by federal or Florida law. Otherwise, a Florida bank may pay a dividend out of the total of current net profits, plus retained net profits of the preceding two years to the extent it deems expedient, except as described below. Twenty percent of the net profits in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of common and preferred stock issued and outstanding. In addition, no bank may pay a dividend at any time when its net income in the current year combined with its retained net income from the preceding two years produces a loss. The Bank does not intend to pay a cash dividend during the first three- years of its operations. The ability of the Bank to pay dividends in the future will depend in part on the FDIC capital requirements in effect at that time and the ability of the Bank to comply with such requirements.

         Limitations on Deposits Acquired From Brokers. - In accordance with the FDICIA, the FDIC has implemented restrictions on the acceptance of brokered deposits. In general, an "undercapitalized" institution may not accept, renew or roll over any brokered deposits. "Adequately capitalized" institutions may request a waiver from the FDIC to do so, while "well-capitalized" institutions may accept, renew or roll over such deposits without restriction. The FDICIA requires registration of deposit brokers and imposes certain record keeping requirements. Institutions that are not "well-capitalized" (even if meeting minimum capital requirements) are subject to limits on rates of interest they may pay on brokered and other deposits. The Bank does not expect to acquire any brokered deposits.

         Reserves Required by the Department of Banking. - As a state-chartered commercial bank, the Bank will be required by Florida law to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. This reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and certain other investments and short-term marketable securities.

         Community Reinvestment Act Requirements. - Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, state nonmember banks have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of their entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit a financial institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with their examination of state nonmember banks, to assess the financial institution's record of meeting the credit needs of their communities and to take such record into account in its evaluation of certain applications by such financial institution. The Bank will be subject to the CRA and these regulations.

         Assessments Required by The Deposit Insurance Funds Act of 1996. - On September 30, 1996, the President signed in to law the Deposit Insurance Funds Act of 1996 ("DIFA"). Among other things, the DIFA, and rules promulgated thereunder by the FDIC, provide for banks and thrifts to share the annual interest expense for the Finance Corp. Bonds which were issued in the late 1980s to help pay the costs of the savings and loan industry restructuring. The approximate annual interest expense is $780 million of which BIF insured banks are expected to pay approximately $322 million, or 41%, while SAIF insured thrifts will pay approximately $458 million or 59% of that interest expense. It is estimated that the annual assessment for BIF insured institutions will be approximately 1.2(cent) per $100 of deposits, while SAIF insured institutions will pay 6.5(cent) per $100 of deposits. These payments, which began in 1997, are to run through December 31, 1999. Beginning in the year 2000 and continuing through the year 2017, banks and thrifts will each pay 2.43(cent) per $100 of deposits. These assessments will be in addition to any regular deposit insurance assessments imposed by the FDIC under the FDICIA.

         Elimination of Most Restrictions on Interstate Banking. - Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Efficiency Act"), restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, so that any out-of-state bank holding company is now able to acquire and consolidate any Florida-based bank, but must comply with certain deposit percentage and other restrictions on or after the effective date of the Efficiency Act. The legislation also provides that an individual state could elect beforehand either to:

                  o   accelerate the effective date, or
                  o prohibit out-of-state banks from operating interstate branches within their territory.

         Adequately capitalized and managed bank holding companies are now able to consolidate multiple interstate banks. Branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be governed by applicable state branching laws. Florida has adopted legislation which permits interstate acquisitions and interstate branching effective June 1, 1997. Florida law prohibits branching by out of state banks not already doing business in Florida.

         State Assessment. - As a state-chartered commercial bank, the Bank will be required to pay assessments to the Department to fund its operations. The general assessment, to be paid semiannually, is computed upon a bank's total assets, including consolidated subsidiaries, as reported in the bank's most recent quarterly call report.

         Reserves Required by The Federal Reserve System. - Federal Reserve regulations require banks to maintain noninterest-earning reserves against their transaction accounts. These accounts are primarily NOW and regular checking accounts. Federal Reserve regulations generally require that reserves of 3.0% must be maintained against aggregate transaction accounts of $46.5 million or less, plus 10% against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Comptroller of the Currency. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account, interest-earning assets of the Bank will be reduced.

         Market Area and Competition

         Our goal is to be the premier community-based financial institution in its market area by providing exceptional personalized bank products and traditional bank services to individuals, small to medium-sized businesses, professionals and other local organizations in its market area.

         Emphasis will be placed on personal contacts by the officers, directors and employees of the Bank. Loan participation will be arranged for customers whose loan demands exceed our lending limits. Generally, customers will have one account officer to serve all of their banking needs and will have access to senior management when necessary. We intend to provide a full range of competitive banking services; however, the marketing emphasis will be more on the way services are delivered, than on which services are provided. Our efforts will be focused on filling the void caused by the dwindling service provided by larger banks.

         We intend to rely on our local directors, stockholders, management and employees for business development, as other banks in this market continue to merge, consolidate and grow outside the area. Policies and procedures will be tailored to the local market rather than to the regional and statewide markets of other financial institutions. Our directors and management know the people in our market area and understand their businesses. Management will actively promote the Bank within the market due through their established reputations and banking relationships in the local community. Our customer base will be derived from our directors, stockholders, their friends, relatives and business associates and others within the community who desire superior personalized banking services unavailable from the regional and statewide financial institutions. We are committed to being locally owned and managed.

         Profitable banking relationships are those with high deposit balances, infrequent transactions and low distribution requirements. The Bank will be well positioned to establish these relationships with commercial and consumer customers through the active marketing efforts of our directors, management, and employees, coupled with the opportunities created by the growth of the market area and recent mergers.

         We will utilize newspaper and radio advertising to broadcast our message of local ownership and management, as well as fiscal responsibility, personal service and customer relations at the local level. Direct mail will also be used on a selective basis.

         Our primary market will be Tampa Bay Metropolitan Statistical Area ("Tampa Bay MSA") with a population of 2,240,000. The Tampa Bay MSA is comprised of four counties; Hillsborough, Pinellas, Pasco and Hernando Counties.

         According to the Tampa Tribune Market Guide - 1998, the Tampa Bay MSA is a growth market, where year after year the population size is among the top 25 MSAs nationally. The Tampa Bay MSA ranks second in population size and total number of households among Southeastern metropolitan areas. Only Atlanta has a larger population. The Tampa Bay MSA has the largest population and the most households in Florida, ahead of Miami, Ft. Lauderdale and Orlando. Tampa Bay also ranks high in other vital statistics such as effective buying income and retail activity, not only in Florida, but in the Southeast and the United States.

         Competition among financial institutions for deposits and loans in our primary market is intense. Competitors include existing area financial institutions, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which target traditional banking markets. Due to the growth of the Tampa area, it can be anticipated that additional competition will continue from existing, as well, new entrants to the market.

         Deposits

         The Bank will offer a wide range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits will be residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We intend to pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. Our service charge fee schedule will be competitive with other financial institutions in our market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

         Loan Portfolio

         General. - We intend to provide for the financing needs of our community by offering a variety of loans. Commercial loans will include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery. A variety of residential real estate loans will be generated, including conventional mortgages collateralized by first mortgages liens to enable borrowers to purchase, refinance, construct upon or improve real property. Consumer loans will include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. We will primarily enter into lending arrangements for our portfolio loans with individuals who are familiar to us and are residents of our PSA and surrounding area. It is anticipated that 20-25% of the loans will come from outside our market area.

         We recognize that credit losses will be experienced and the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as the general economic conditions. The Bank will maintain an adequate allowance for loan losses based on, among other things, industry standards, management's experience, our historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

         We intend to follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in the market area. Our lending area is expected to be generally the immediate Hillsborough County and the counties contiguous to Hillsborough County. It is not expected that loan participations will be purchased from correspondent banks. However, participations will likely be sold, particularly with regard to real estate lending. Interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. Whenever possible, interest rates will be adjustable with fluctuations in the "prime" rate. The long-term target loan-to-deposit ratio will be approximately 75%. This ratio is expected to meet the credit needs of customers while allowing prudent liquidity through the investment portfolio. Our Directors believe that this positive, community-oriented lending philosophy will be translated into a sustainable volume of quality loans into the foreseeable future.

         Commercial Loans - will primarily be underwritten in our market area on the basis of the borrowers' ability to service such debt from income. As a general practice, the Bank will take as collateral a security interest in any available real estate, equipment, or other chattel. Such loans, however, may also be made on an uncollateralized basis. Collateralized working capital loans will be primarily collateralized by short term assets whereas term loans will be primarily collateralized by long term assets. Unlike residential mortgage loans, which generally are made on the basis of the borrowers' ability to make repayment from his employment and other income, and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans typically will be underwritten on the basis of the borrower's ability to make repayment from the cash flow of the business and generally will be collateralized by business assets, such as accounts receivable, equipment and inventory.

         Residential Mortgage Loans - will be a part of our lending activities which will consist of the origination of single family residential mortgage loans collateralized by owner-occupied property located in our market area and surrounding areas. We will also offer adjustable rate mortgages (ARMs) and will maintain these ARMs in our portfolio or we may sell the ARMs in the secondary market. The ability to retain ARMs in our portfolio will allow the Bank the opportunity to originate loans to borrowers who may not meet the underwriting criteria of strict secondary market standards but are still quality credit risks.

         Fixed and adjustable rate mortgage loans collateralized by single family residential real estate generally will be generated in amounts of no more than 85% of appraised value. The Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if such loans are required to be made in excess of 85% of the value of the property, they must be insured by private or federally guaranteed mortgage insurance. In the case of mortgage loans, mortgagees title insurance will be required to protect against defects in its lien on the property which may collateralize the loan. In most cases, the borrower will be responsible for obtaining title, fire and extended casualty insurance. Where required by applicable regulations, flood insurance will also be required. We will maintain our own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies.

         Mortgage   Construction   Loans  -  will  be  offered  to  finance  the
         construction of single family dwellings. Most of the residential construction loans, however, will be made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The size of the construction loans to individuals will typically range from $50,000 to $200,000. Construction loans to contractors will be generally offered on the same basis as other residential real estate loans, except that a larger percentage down payment will typically be required. Construction loans will be structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans on residential properties will be generally made in amounts up to 95% (along with mortgage insurance) of appraised value. Construction loans to contractors will generally have terms of up to 12 months. The maximum loan amounts for construction loans will be based on the lessor of the current appraised value or the purchase price.

         Consumer Loans - will include the financing of automobiles, recreation vehicles, boats, second mortgages, home improvement loans, home equity lines of credit, personal (collateralized and uncollateralized) and deposit account collateralized loans. Consumer loans will be made at fixed and variable interest rates and may be made based on up to a 10-year amortization schedule, but which become due and payable in full and are generally refinanced in 36 to 60 months. Consumer loans will be attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans.

         Investments

         Our primary objective will be to construct an investment portfolio comprised of a mixture of investments which will earn an acceptable rate of return while meeting the Bank's liquidity requirements. This will be accomplished by matching the maturity of assets with liabilities to the greatest extent possible.

         The Bank intends to invest primarily in U.S. obligations guaranteed as to principal and interest. The Bank will also enter into federal funds transactions with our principal correspondent banks and anticipate that we will be a net seller of funds. All investments with a maturity in excess of one year will be readily salable on the open market.

ITEM 2.           PROPERTIES

         The Bank's permanent headquarters will be located at 2202 North Westshore Boulevard, Tampa, Florida, in a new 6-story office building developed by Crescent Resources (a subsidiary of Duke Power). The commercial office building is known as the International Plaza. The Bank will occupy 8,056 square feet on the ground floor (including two drive-up banking lanes, as well as ATM access). The Company entered into a lease agreement for temporary facilities with NovaCare, in the event the permanent quarters were not completed on time.

ITEM 3.           LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or the Bank is a party or which any of their properties are subject. We are not aware of any material proceedings being contemplated by any governmental authority, nor are we aware of any material proceedings, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company, or any associate of the foregoing is a party or has an interest to the Company or the Bank.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         Prior to the Offering, there was no market for the common shares of the Company. It is not anticipated that an active public market will develop for the common shares of the Company because, at this time, the Company does not intend to seek a listing for the common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quatoe System.

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

         The Company had no operations during the period of time covered by this report. The strategy for the Bank will be to conduct traditional community banking activities, including the gathering of deposits and investing those proceeds into loans and investment securities. The
         Company does not expect to undertake any product research and development activities, purchase any additional branch sites or make any significant equipment purchases during the next 12 months.

         The initial activity of the Company will be to act as the sole shareholder of the Bank. The profitability of the Company will be dependent upon the successful operations of the Bank. New banks are typically not profitable in the first year of operation and sometimes are not profitable for several years.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A Development Stage Company)

                          Index to Financial Statements
                                                                                                                  Page
                                                                                                                  ----

Independent Auditors' Report.......................................................................................10

Balance Sheet at December 31, 1998.................................................................................11

Statement of Loss for the Period from May 18, 1998
         (Date of Incorporation) to December 31, 1998..............................................................12

Statement of Stockholders= Equity for the Period from May 18, 1998
         (Date of Incorporation) to December 31, 1998..............................................................13

Statement of Cash Flows for the Period from May 18, 1998
         (Date of Incorporation) to December 31, 1998..............................................................14

Notes    to Financial Statements as of December 31, 1998 and for the Period from
         May 18, 1998 (Date of Incorporation) to December
         31, 1998...............................................................................................15-18

All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes.

                          Independent Auditors' Report



Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

We have audited the accompanying balance sheet of Florida Business BancGroup, Inc. (a development stage company) (the "Company") at December 31, 1998, and the related statements of loss, stockholders' equity and cash flows for the period from May 18, 1998 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of its operations and its cash flows for the period from May 18, 1998 to December 31, 1998, in conformity with generally accepted accounting principles.




/s/   Hacker, Johnson, Cohen & Grieb, PA
---   ----------------------------------
HACKER, JOHNSON, COHEN & GRIEB, PA
Tampa, Florida
September 30, 1999

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 1998



         Assets

Cash......................................................................................     $  16,272
Deferred tax asset........................................................................        49,597
Other assets..............................................................................        41,928
                                                                                                 -------

         Total............................................................................     $ 107,797
                                                                                                 =======



         Liabilities and Stockholders' Equity

Liabilities-
     Advances from organizers.............................................................       100,000
                                                                                                 -------

Commitments and contingencies (Notes 5 and 9)

Stockholders' equity:
     Preferred stock:
         Designated Series A, $0.01 par value, redeemable at $100 per
           share, 10,000 shares so designated, 900 issued and outstanding                         90,000
         Nondesignated, no par value, 1,999,100 shares authorized,
           none issued or outstanding.....................................................         -
     Common stock, $0.01 par value 10,000,000 shares authorized,
         none issued or outstanding.......................................................         -
     Accumulated deficit..................................................................       (82,203)
                                                                                                 -------

         Total stockholders= equity.......................................................         7,797
                                                                                                --------

         Total liabilities and stockholders' equity.......................................     $ 107,797
                                                                                                 =======







See Accompanying Notes to Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A Development Stage Company)

                                Statement of Loss

      Period From May 18, 1998 (date of incorporation) to December 31, 1998

Income.............................................................................................        $       -
                                                                                                            --------

Organizational and pre-opening expenses:
     Salaries and employee benefits................................................................           61,077
     Occupancy expenses............................................................................           10,116
     Professional fees.............................................................................           40,307
     Other expenses................................................................................           20,300
                                                                                                            --------

         Total organizational and pre-opening expenses.............................................          131,800
                                                                                                             -------

     Loss before income tax benefit................................................................         (131,800)

Income tax benefit.................................................................................          (49,597)
                                                                                                             -------

         Net loss..................................................................................        $ (82,203)
                                                                                                             =======

























See Accompanying Notes to Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A Development Stage Company)

                        Statement of Stockholders' Equity

            For the Period from May 18, 1998 (date of incorporation)
                              to December 31, 1998



                                              Designated Series A                                         Total
                                                Preferred Stock          Common      Accumulated       Stockholders'
                                              Shares       Amount         Stock        Deficit           Equity
                                              ------       ------         ------      -----------       -------------
Balance at May 18, 1998 (date of
     incorporation).........................     -        $   -             -         $   -           $      -

Conversion of advances from organizers
     into 900 shares of preferred stock          900        90,000          -             -               90,000

Net loss for the period ended
     December 31, 1998......................     -            -             -          (82,203)          (82,203)
                                              ------    ----------       -------        ------           -------

Balance at December 31, 1998................     900      $ 90,000          -         $(82,203)       $    7,797
                                                 ===        ======       =======        ======         =========




























See Accompanying Notes to Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows

      Period from May 18, 1998 (date of incorporation) to December 31, 1998


Cash flows used in administrative activities during the development stage:
     Net loss......................................................................................    $ (82,203)
     Adjustments to reconcile net loss to net cash used in administrative activities during the development stage:
              Credit for deferred income taxes.....................................................      (49,597)
              Increase in other assets.............................................................      (41,928)
                                                                                                        --------

                  Net cash used in administrative activities during the
                    development stage..............................................................     (173,728)

Cash flows from financing activities:
     Advances from organizers......................................................................      190,000
                                                                                                         -------

Net increase in cash...............................................................................       16,272

Cash at beginning of period........................................................................        -
                                                                                                         -------

Cash at end of period..............................................................................    $  16,272
                                                                                                         =======

Supplemental disclosures of noncash investing activities:
         Conversion of advances from organizers
           into 900 shares of designated Series A
           preferred stock.........................................................................    $  90,000
                                                                                                         =======














See Accompanying Notes to Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                 As of December 31, 1998 and for the Period from
            May 18, 1998 (date of incorporation) to December 31, 1998

(1)  Summary of Significant Accounting Policies

General. - Florida Business BancGroup, Inc. ("Company") was incorporated on May 18, 1998 in the State of Florida for the purpose of operating as a bank holding company. The Company and its intended subsidiary Bay Cities Bank ("Bank") will be located in Tampa, Florida. As of December 31, 1998, neither the Company nor the Bank had commenced business operations. The Company has received the requisite approvals of the Florida Department of Banking and Finance, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. With the exception of organizational costs and preopening expenses, accounting policies have not been established. Management expects to commence banking operations in November, 1999. The Company has adopted a fiscal year end of December 31.

The Company completed its public offering of 1,320,700 units, consisting of one common share and one warrant, at $10 per unit on August 7, 1999. The Offering costs of $44,926 were deducted from the proceeds. The Company will acquire 100% of the stock of the Bank upon issuance of its Charter by the State of Florida

Estimates. - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes. - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Organizational and Pre-opening Costs. - Net organizational and pre-opening costs incurred from date of incorporation to December 31, 1998 have been charged to expense as incurred.

Future Accounting Requirements. - Financial Accounting Standards 133, Accounting for Derivative Investments and Hedging Activities, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

(2)  Related Parties

The Company has appointed one of its Organizers as the President and Chief Executive Officer of the Company.

(3) Warrants

The Company has adopted a warrant plan providing for warrants to be issued in conjunction with the sale of the Company=s common stock. One warrant and one share of common stock were sold as a unit in the Company's recently completed initial public offering. At August 7, 1999, 1,320,700 warrants were outstanding. Each warrant entitles the holder to purchase one share of common stock for $10 anytime during a thirty-six month period; however, the Company has the option to accelerate the warrant exercise period.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(4)  Advances from Organizers

To provide an initial source of funds with which to pay organizational and preopening expenses, the Organizers, as of December 31, 1998, contributed, in the aggregate, $190,000. A portion of this amount ($90,000) was allocated for the 900 shares of the Company's Series A Preferred Stock, which was issued to the Organizers on September 29, 1998.

(5)  Lease Commitment

On February 1, 1999, the Company entered into an agreement to lease its permanent facility. The lease contains a renewal provision and provides for additional charges based on various escalations. The future minimum rental commitments as of December 31, 1998 are as follows:
                                       Minimum
   Year Ending                          Annual
   December 31,                         Rental
   ------------                         ------

     1999 ........................... $ 181,851
     2000 ...........................   185,489
     2001 ...........................   189,571
     2002 ...........................   193,545
     Thereafter  ....................   164,141
                                       --------

                                      $ 914,597
                                      =========
(6)  Preferred Stock

The Board of Directors has the authority to provide for the issuance of preferred stock in series and to determine the number of shares of each series and the designation, powers, preferences and rights of each series. The Board of Directors authorized the issuance of Series A Preferred Stock for the purpose of funding pre-opening expenses. Series A Preferred Stock is nonvoting stock which pays no mandatory dividend. The Company has issued 900 shares of Series A Preferred Stock to organizers at a price of $100 per share. The Series A Preferred Stock is redeemable by the Company at any time after the initial public offering is completed and will not mandate the payment of any dividend, but will have a distribution preference above common stock in the event of a dissolution of the Company. Dividends on the Series A Preferred Stock is at the sole discretion of the Company. In the event of a dissolution, the Series A Preferred Stock would have a distribution preference over common stock.

(7)  Stock Option Plans

Incentive Stock Option Plan. - The Company's Board of Directors intends to adopt an Incentive Stock OptionPlan ("Plan") for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the committee administering the Plan. The Plan will be subject to shareholder approval and will provide for the grant of options at the discretion of a committee designated by the Board of Directors to administer the Plan. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the common stock) of the fair market value of the stock on the date the option is granted, but in no case will the exercise price be less than $10. The options are exercisable by the holder thereof in full at any time following a vesting period and prior to their expiration in accordance with the terms of the Plan. We intend to grant the President/CEO, at no cost to him, an option to purchase a minimum of 34,444 shares of the Company's common stock.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

Directors  Stock  Option  Plan.  - The Company  intends to adopt a  nonqualified
Directors Stock Option Plan ("Directors' Plan"), subject to shareholder approval. Each of the organizing directors will be granted options to purchase 12,000 shares of common stock under the Directors Plan. The stock options granted the Directors' Plan, will bear an exercise price of $10 per share. The Directors' Plan will be designed to provide incentive compensation to directors in the event common stock increases in value during the term of such options. The Directors' Plan will be submitted to the shareholders for approval at the Company's first shareholders' meeting following the Bank's commencement of operations.

(8)  Income Taxes

      The income tax benefit consists of the following:
                                                                                           Period Ended
                                                                                           December 31,
                                                                                           ------------
                                                                                              1998
                                                                                              ----
                    Deferred:
                          Federal.......................................................   $ (42,347)
                          State.........................................................      (7,250)
                                                                                              ------

                                                                                           $ (49,597)
                                                                                           =========

The reason for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

                                                                                      % of
                                                                                     Pretax
                                                                  Amount              Loss
                                                                  ------              ----
              Income tax benefit at statutory rate              $(44,812)            (34.0)%
              Increase resulting from:
                  State taxes, net of federal tax benef           (4,785)             (3.6)
                                                                  ------              ----

                                                                $(49,597)            (37.6)%
                                                                ========             =====

A significant portion of the deferred tax asset is the tax effect of the Company's organizational and pre-opening costs which are required to be capitalized for income tax purposes and amortized over a 60-month period which begins when active business commences.

(9)  Year 2000 Issues

The Company is acutely aware of the many areas affected by the Year 2000 computer issue and is actively involved in managing these computer challenges, following the guidance provided by its regulatory bodies and documented by the Federal Financial Institutions Examination Council. We have adopted a plan to address Year 2000 compliance. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

Vendors have informed us that their software is Year 2000 compliant or, if not, that they have adopted plans to ensure compliance. Internal systems and software will be adequately programmed to address the Year 2000 issue. These systems will be tested to confirm that they will be Year 2000 compliant. We have received a certification from our main service provider that they are Year 2000 compliant. All technology-advanced software and hardware that we have purchased will be Year 2000 compliant.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A Development Stage Company)

                    Notes to Financial Statements, Continued

We are developing a Contingency Plan relative to the Year 2000 issue, which addresses a "worst case scenario." The Contingency Plan will cover various options for handling interruptions of the internal and external mission critical systems and services. The Contingency Plan will be continuously monitored to incorporate and address various operational elements as needed. Furthermore, our Contingency Plan will cover systems which can be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, we will terminate those relationships and transfer to other vendors.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

           None.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Initial Directors

         The following is a brief description of the business, civic and educational experience of the initial Directors and Officers during the period covered by this report.

         Monroe E. Berkman, Age 58: Mr. Berkman has been with The Associated Group, Inc. and its predecessor, Associated Communications Corporation, Inc., for nearly 20 years and currently holds the title of Vice President. Additionally, he serves as President of W. SOL Tampa Bay, Inc. and the Monroe E. & Suzette M. Berkman Foundation.. Mr. Berkman is a graduate of the University of Pennsylvania and has resided in Hillsborough County, Florida since 1973.

         John C. Bierley, Age 61: Mr. Bierley has been practicing law for over 30 years. He is a founding partner in the firm of Smith, Clark, Delesie, Bierley, Mueller & Kadyk, specializing in international law. Mr. Bierley received his B.A. and J.D. degrees from the University of Florida. Mr. Bierley was a former director of Gulf Bay Bank of Florida and SouthTrust Bank of West Florida. He currently is a director of Cayman National Bank, Ltd. Mr. Bierley has been a resident of Hillsborough County, Florida since 1963.

         Troy A. Brown, Jr., Age 64: Mr. Brown is President of RayBro/CED. Prior to that position, Mr. Brown served as President and Director of RayBro Electric Supplies, Inc. Mr. Brown is a graduate of Harvard College and received his J.D. degree from the University of North Carolina Law School. He has been a past director of First Florida Bank, First Florida Banks, Inc., Exchange Bank of Tampa and Exchange Bank of Temple Terrace. Mr. Brown is a lifetime resident of Hillsborough County, Florida.

         Frank  G.  Cisneros,  Age 56:  Mr.  Cisneros  is  President  and  Chief
         Executive Officer of Marman USA, Inc. He also currently serves as President of Westshore Holdings, Inc. Mr. Cisneros attended the University of Villanova, Havana, Cuba, and is a graduate of the University of Tampa. He was a former director of the Gulf Bay Bank of Tampa and SouthTrust Bank of West Florida. Mr. Cisneros has been a resident of Hillsborough County, Florida since 1961.

         Lawrence H. Dimmitt, III, Age 51: Mr. Dimmitt has been involved as owner and operator of Dimmitt Chevrolet for over 25 years. He received his undergraduate degree from The University of the South and has attended graduate school at Emory University. Mr. Dimmitt serves on the Chevrolet National Dealer Council. He is a past director of the Bank of Clearwater and First Florida Bank of Clearwater. Mr. Dimmitt is a lifetime resident of Pinellas County, Florida.

         Timothy A. McGuire, Age 49: Mr. McGuire has 25 years of broad-based commercial banking and bank management experience. From 1973 through 1981, he held various positions with Indiana National Bank, including Vice President and European Representative, London, England. Subsequently, Mr. McGuire joined Barnett Bank where he held various management positions throughout the Barnett system, including Vice President-Commercial Lending (Tampa), Vice President-U.S. Banking
         (Jacksonville), Senior Vice President & Manager-Commercial Lending (Jacksonville), Senior Vice President & Credit Manager (Atlanta, GA),
         Executive Vice President & Senior Loan Officer and Executive Vice President & Senior Credit Officer (Atlanta, GA). Most recently, Mr. McGuire participated in the successful establishment of First of America Bank as a commercial bank in West Central Florida, and served as the Senior Vice President and Senior Loan Officer, until this entity was acquired by South Trust.

         Mr. McGuire received his Bachelor of Arts degree from Purdue University and his Masters of Science in Management from the Krammert Graduate School, Purdue University. Mr. McGuire has been a resident of Hillsborough County, Florida since 1994.

         Eric M. Newman, Age 50: Mr. Newman is President of J.C. Newman Cigar Company and has been with the company for over 25 years. Mr. Newman actively serves in the community as President, Rotary Club of Tampa, Board of Trustees, Merchants Association of Florida, Board of Directors, University Club of Tampa and Board of Directors, Cigar Association of America. Mr. Newman received his Bachelor of Arts degree from the University of the South, and his M.B.A. degree from Emory University. Mr. Newman has been a resident of Hillsborough County, Florida since 1954.

         Chris Peifer, Age 50: Mr. Peifer is President of Tice Financial Services, Tampa, Florida and has held that position since 1987. Mr. Peifer was also a director of the Commercial Bank of Georgia from 1987 until 1995. Mr. Peifer received his Bachelor of Arts degree from Denison University in 1970 and his Masters in Business Administration from Northwestern University in 1972. Mr. Peifer has been a resident of Hillsborough County, Florida since 1987.

         A. Bronson Thayer, Age 58: Mr. Thayer is Managing director of The Investment Counsel Company. Prior to that position, Mr. Thayer was Chairman and Chief Executive Officer of First Florida Banks, Inc. Mr. Thayer is a graduate of Harvard College and received his MBA from New York University. He currently serves as a director of Lykes Bros., Inc. Mr. Thayer has also served on the board of the Jacksonville Branch of the Federal Reserve Bank of Atlanta. Mr. Thayer has been a resident of Hillsborough County, Florida since 1972.

         Subsequent Events

         The application of Mr. Frank G. Cisneros to serve as a director of the Company is presently pending before the Federal Reserve Board in Washington, D.C.

ITEM 10.   EXECUTIVE COMPENSATION

         General

         The Organizers entered into an employment agreement with Timothy A. McGuire in September of 1998, to assist the Organizers with the formation of the Company and the Bank. Under the terms of the Agreement, Timothy A. McGuire will serve as a Director, President of the Company and is being paid a salary of $6,667 per month, plus a mileage allowance of $0.315 per mile for business use during the Bank's organizational phase. The understanding between the Organizers and Mr. McGuire is that Mr. McGuire will be employed by the Company as its President, and by the Bank as its President and Chief Executive Officer at an initial annual base salary of $120,000. The Agreement which initially is for a term of one year, also contains a commitment to grant, at no cost to him, an option to purchase a minimum of 34,444 Shares of Company Common Stock at $10.00 per Share. Such option would vest at the rate of 20% per year over five years, would expire 10 years from the grant date and would be subject to the terms of a qualified stock option plan adopted by the Company's Board of Directors and approved by its shareholders. Mr. McGuire will participate in such other benefit plans which the Bank makes available generally to all employees. The Bank may terminate Mr. McGuire for any reason upon majority vote of the Board of Directors. If, however, the termination is without cause, Mr. McGuire will be entitled to severance pay in an amount not to exceed the remainder due on his contract plus any incentive compensation which he may have been entitled to. The Board of Directors must review Mr.

         McGuire's performance annually, and determine whether to extend the Agreement for a one-year period. In the event of Mr. McGuire's termination for any reason, Mr. McGuire agrees not to become employed with any business enterprise who competes or intends to compete, directly or indirectly, with any office of the Company located in Hillsborough County for a period of 12 months following such termination.

         Stock Option Plans

         Incentive Stock Option Plan. - The Company's Board of Directors intends to adopt an Incentive Stock Option Plan ("Plan"), subject to shareholder approval, for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the committee administering the Plan. The Plan will be contingent upon approval by the Company's shareholders. The Plan will provide for the grant of options at the discretion of a committee designated by the Board of Directors to administer the Plan. No person may serve as a member of the committee who is then eligible for a grant of options under the Plan or has been so eligible for a period of one year prior to his service on the committee. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted, but in no case will the exercise price be less than the offering price contained herein. The options are exercisable by the holder thereof in full at any time following a vesting period and prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan will expire on or before (i) the date which is the tenth anniversary of the date the option is granted, or (ii) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. The Company intends to grant to Mr. McGuire, at no cost to him, an option to purchase a minimum of 34,444 shares of the Company's common stock.

         The Committee may grant a Limited Right simultaneously with respect to the grant of any stock option, with respect to all or some of the Shares covered under the stock option. A Limited Right may not be exercised before six months from the date of the grant and may be exercised only if: (i) there is a change in control of the Company;
         (ii) the underlying option is eligible to be exercised; and (iii) the fair market value of the underlying Shares on the day of the exercise is greater than the exercise price of the related option. The Limited Right may be for no more than 100% of the difference between the exercise price and the fair market value of the common stock of the Company.

         Directors Stock Option Plan. - The Company intends to adopt a non-qualified Directors Stock Option Plan ("Directors' Plan"), subject to shareholder approval. The Company intends to grant to each of the proposed Organizing directors options to purchase 12,000 shares of common stock under the Directors Plan. The stock options, granted pursuant to the Directors' Plan at no cost to the Directors, will bear an exercise price of $10.00 per share. The Directors' Plan will be designed to provide incentive compensation to directors in the event that the Company's common stock increases in value during the term of such options. The Directors' Plan is subject to shareholder approval following the Bank's commencement of business.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners

              No stock was outstanding during the period covered by this report.

         (b)  Security Ownership of Management

              No stock was outstanding during the period covered by this report.

         (c)  Changes in Control

              No stock was outstanding during the period covered by this report.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Affiliates

         Mr. Timothy A. McGuire is the only Organizer or proposed director of the Company that has received any cash compensation for services rendered on behalf of the Company during the period covered by this report. Once the Bank opens for business, it is anticipated that it will extend loans to the Bank's and/or the Company's Directors, their associates or members of the immediate families of the Directors of the Bank or the Company. Such loans will be made on substantially the same terms and conditions, including interest rates, collateral and credit underwriting procedures as those prevailing at the time for comparable transactions by the Bank with other similarly qualified persons.

         The Organizers have been issued 900 shares of Series A Preferred Stock at $100 per share for an aggregate of $90,000, which was advanced to cover the initial organizational expenses. The preferred stock will be redeemed prior to the Bank's commencement of operations. See Note (6) to Notes to Financial Statements.

         Banking Transactions

         It is anticipated that the Directors and officers of the Company and the Bank and the companies with which they are associated will have banking transactions with the Bank in the ordinary course of business. All transactions between the Bank and affiliated persons, including 5% shareholders, will be on terms no less favorable to the Bank than could be obtained from independent third parties. Any loans and commitments to lend to such affiliated persons or entities included in such transaction will be made in accordance with all applicable laws and regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons of similar creditworthiness.









                           [Intentionally left blank]

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits were filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as part of Registrant's Form SB-2, as effective with the Securities and Exchange Commission, Registration No. 333-62101. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

   Exhibit No.                                   Description of Exhibit
--------------------------------------------------------------------------------

       *3.1           Articles of  Incorporation  of Registrant filed as Exhibit
                      3.1 to the Form SB-2 Registration Statement is hereby incorporated by reference.

       *3.2           Bylaws of Registrant filed as Exhibit 3.2 to the Form SB-2
                      Registration   Statement   is   hereby   incorporated   by
                      reference.

       *4.1           Specimen Common Stock  Certificate of Registrant  filed as
                      Exhibit 4.0 to the Form SB-2 Registration Statement is hereby incorporated by reference.

       *4.2           Specimen  Warrant   Certificate  of  Registrant  filed  as
                      Exhibit 4.2 to the Form SB- 2 Registration Statement is hereby incorporated by reference.

       *4.4           Warrant Plan

      *10.1           Employment Agreement between the Company and
                      Timothy A. McGuire

      *10.2           Lease Agreement for Temporary Quarters

      *10.3           Outsourcing Agreement between Bay Cities Bank and
                      M&I Data Services

      *10.4           Lease Agreement for Permanent Office

       27.0           Financial Data Schedule (SEC Use Only)

         (b) Reports on Form 8-K. Registrant did not file a Form 8-K during the last quarter of 1998.









                           [Intentionally left blank]

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Florida Business BancGroup, Inc.


Dated: November 3, 1999                         By:       /s/ A. Bronson Thayer
       -----------------                                  ----------------------
                                                          A. Bronson Thayer
                                                          Chairman of the Board
                                                          and Chief Executive
                                                          Officer


Dated: November 3, 1999                         By:       /s/ Marti J. Warren
       -----------------                                  --------------------
                                                          Marti J. Warren
                                                          Principal Accounting
                                                          Officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:


                          Signature                                              Title                                 Date
                          ---------                                              -----                                 ----
                                                                                Director                         November 3, 1999
/s/ Monroe E. Berkman
------------------------------------------------------------
Monroe E. Berkman
                                                                                Director                         November 3, 1999
/s/ John C. Bierley
------------------------------------------------------------
John C. Bierley
                                                                                Director                         November 3, 1999
/s/ Troy A. Brown, Jr.
------------------------------------------------------------
Troy A. Brown, Jr.
                                                                                Director                         November 3, 1999
/s/ Lawrence H. Dimmitt, III
------------------------------------------------------------
Lawrence H. Dimmitt, III
                                                                         President and Director                  November 3, 1999
/s/ Timothy A. McGuire
------------------------------------------------------------
Timothy A. McGuire
                                                                                Director                         November 3, 1999
/s/ Eric M. Newman
------------------------------------------------------------
Eric M. Newman
                                                                                Director                         November 3, 1999
/s/ Chris A. Peifer
------------------------------------------------------------
Chris A. Peifer
                                                                   Chairman of the Board of Directors            November 3, 1999
/s/ A. Bronson Thayer
------------------------------------------------------------
A. Bronson Thayer



         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.




                                  EXHIBIT 27.0

                             Financial Data Schedule
                          (Contained on Following Page)