Form 10QSB
period 1999-03-31
FLORIDA BUSINESS BANCGROUP INC
filed 1999-11-15
CIK 1071212

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended March 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______ to _______

Commission file number  333-65101


                        FLORIDA BUSINESS BANCGROUP, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                  59-3517595
---------------------------------                            -------------------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

2202 North Westshore Boulevard, Suite 150
Tampa, Florida                                                           33607
-----------------------------------------                             ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                 (813) 281-0009
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                       N/A
         ---------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                          (This is a voluntary filing)

YES [ ]   NO [X]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                    1,320,700
--------------------------------------        ---------------------------------
            (CLASS)                           OUTSTANDING AT SEPTEMBER 30, 1999


Transitional Small Business Format (Check One):  YES [ ]  NO [X]


================================================================================

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                            PAGE
                                                                           ----
     Condensed Balance Sheets -
       At March 31, 1999 (Unaudited) and At December 31, 1998.................2

     Condensed Statement of Loss (Unaudited) -
       Three Months ended March 31, 1999......................................3

     Condensed Statement of Stockholders' Equity (Deficit) (Unaudited) -
       Three Months ended March 31, 1999......................................4

     Condensed Statement of Cash Flows (Unaudited) -
       Three Months ended March 31, 1999......................................5

     Notes to Condensed Financial Statements (Unaudited)......................6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
     OR PLAN OF OPERATIONS..................................................7-8

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................9

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................9

SIGNATURES...................................................................10

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                                          MARCH 31,        DECEMBER 31,
    ASSETS                                                                   1999              1998
                                                                          ---------         ---------
                                                                         (UNAUDITED)

Cash .............................................................        $  49,762            16,272
Furniture and equipment ..........................................           24,723              --
Deferred tax asset ...............................................           99,425            49,597
Other assets .....................................................           59,735            41,928
                                                                          ---------         ---------

            Total assets .........................................        $ 233,645           107,797
                                                                          =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
    Accounts payable .............................................            8,435              --

    Advances from organizers .....................................          300,000           100,000
                                                                          ---------         ---------

            Total liabilities ....................................          308,435           100,000
                                                                          ---------         ---------

Stockholders' equity (deficit):
     Preferred stock:
         Designated Series A, $0.01 par value, redeemable at
           $100 per share, 10,000 shares so designated, 900 issued
           and outstanding .......................................           90,000            90,000
         Nondesignated, no par value, 1,999,100 shares
           authorized, none issued or outstanding ................             --                --
    Common stock, $.01 par value; 10,000,000 shares authorized,
        none issued or outstanding ...............................             --                --
    Accumulated deficit ..........................................         (164,790)          (82,203)
                                                                          ---------         ---------

            Total stockholders' equity (deficit) .................          (74,790)            7,797
                                                                          ---------         ---------

            Total liabilities and stockholders' equity (deficit) .        $ 233,645           107,797
                                                                          =========         =========


See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED STATEMENT OF LOSS

                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)




Miscellaneous income ....................................            $     969
                                                                     ---------

Organizational and pre-opening expenses:
    Salaries and employee benefits ......................               32,098
    Occupancy expenses ..................................               16,864
    Professional fees ...................................               53,738
    Other expenses ......................................               30,684
                                                                     ---------

            Total organizational and pre-opening expenses              133,384
                                                                     ---------

Loss before income tax benefit ..........................             (132,415)

            Income tax benefit ..........................              (49,828)
                                                                     ---------

Net loss ................................................            $ (82,587)
                                                                     =========

See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        THREE MONTHS ENDED MARCH 31, 1999

                                                   DESIGNATED SERIES A                              TOTAL
                                                     PREFERRED STOCK                            STOCKHOLDER'S
                                                 ------------------------       ACCUMULATED        EQUITY
                                                  SHARES          AMOUNT          DEFICIT         (DEFICIT)
                                                 --------        --------        --------         --------
Balance at December 31, 1998 ............             900        $ 90,000         (82,203)           7,797

Net loss for the three months ended March
         31, 1999 (unaudited) ...........            --              --           (82,587)         (82,587)
                                                 --------        --------        --------         --------

Balance at March 31, 1999 (unaudited) ...             900        $ 90,000        (164,790)         (74,790)
                                                 ========        ========        ========         ========

See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


Cash flows from administrative activities during the
  development stage:
    Net loss ........................................................        $ (82,587)
    Adjustments to reconcile net loss to net cash used in
      administrative activities during the development stage:
        Credit for deferred income taxes ............................          (49,828)
        Increase in other assets ....................................          (17,807)
        Increase in accounts payable ................................            8,435
                                                                             ---------

                Net cash used in administrative activities during the
                    development stage ...............................         (141,787)

Cash flows from investing activities-
    Purchases of furniture and equipment ............................          (24,723)

Cash flows from financing activities-
    Advances from organizers ........................................          200,000
                                                                             ---------

Net increase in cash ................................................           33,490

Cash at beginning of period .........................................           16,272
                                                                             ---------

Cash at end of period ...............................................        $  49,762
                                                                             =========

Supplemental disclosure of cash flow information-
    Cash paid during the period for:
        Interest ....................................................        $    --
                                                                             =========

        Income taxes ................................................        $    --
                                                                             =========

See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL AND SUBSEQUENT EVENTS. Florida Business BancGroup, Inc. ("Florida
         BancGroup"), a Florida Corporation, was incorporated on May 18, 1998 for the purpose of operating as a one-bank holding company. Florida BancGroup and its subsidiary, in organization, Bay Cities Bank ("Bank") are located in Tampa, Florida (collectively referred to as the "Company"). As of March 31, 1999, neither the Company nor the Bank had commenced business operations. The Company has received the requisite approvals of the Florida Department of Banking and Finance and the Federal Deposit Insurance Corporation, and is awaiting approval from the Board of Governors of the Federal Reserve System. Management expects to commence banking operations about November 10, 1999. Florida BancGroup has adopted a fiscal year end of December 31.

         Florida BancGroup completed its public offering of 1,320,700 units, consisting of one common share and one warrant, at $10 per unit on August 7, 1999. The offering costs of $47,426 were deducted from the proceeds. Florida BancGroup will acquire 100% of the stock of the Bank upon receipt of approval from the Federal Reserve.

         In the opinion of the management of the Company, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 1999, and the results of development stage administrative activities and cash flows for the three-month period ended March 31, 1999. The results of development stage administrative activities for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     FURNITURE AND EQUIPMENT. Furniture and equipment are stated at cost.
         Depreciation has not been recorded because the assets were not placed in service as of March 31, 1999. Depreciation expense will be provided using the straight-line method over the estimated useful life of each type of asset.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

         COMPARISON OF MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

GENERAL

    Florida Business BancGroup, Inc. ("Florida BancGroup") is a Florida corporation incorporated on May 18, 1998. Florida BancGroup is awaiting approval from the Board of Governors of the Federal Reserve System to be a one-bank holding company which will result in its acquiring 100% of the outstanding shares of Bay Cities Bank ("Bank"). The Bank will be a Florida-chartered commercial bank to be located in Tampa, Florida (collectively, the "Company"). As of March 31, 1999, operations of Florida BancGroup and the Bank had not commenced. The operations of the Bank are expected to commence about November 10, 1999.

    Florida BancGroup completed its public offering of 1,320,700 units, consisting of one common share and one warrant, at $10 per unit on August 7, 1999. The offering costs of $47,426 were deducted from the proceeds.

LIQUIDITY AND CAPITAL RESOURCES

    Florida BancGroup's primary source of cash during the three months ended March 31, 1999, was $200,000 of advances from certain organizers. Cash was used primarily to purchase furniture and equipment and to fund pre-opening and organizational expenses.

RESULTS OF OPERATIONS

    GENERAL. Net losses for the three months ended March 31, 1999 were $82,587. As of March 31, 1999, the Bank was still in the organization phase. A discussion of operating results at March 31, 1999, therefore, would not be meaningful.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                YEAR 2000 ISSUES


The Company is acutely aware of the many areas affected by the Year 2000 computer issue and is actively involved in managing these computer challenges, following the guidance provided by its regulatory bodies and documented by the Federal Financial Institutions Examination Council ("FFIEC"). A Year 2000 Technology Plan is in place, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

The Company has received a certification from its main service provider that they are Year 2000 compliant. All purchases of technology-advanced software and hardware are and will be Year 2000 compliant.

The Company is developing a Contingency Plan relative to the Year 2000 issue, which addresses a "worst case scenario." The Contingency Plan will cover various options for handling interruptions of the internal and external mission critical systems and services. Furthermore, the Contingency Plan will cover systems which can be handled manually on an interim basis. Management will continuously monitor the Contingency Plan to incorporate and address various operational elements as needed. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      Registrant has no pending legal proceedings as of March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked by a double asterisk (**) were previously filed in Amendment No. 1 to Registration Statement on Form SB-2; exhibits marked with a triple asterisk (***) were previously filed in Amendment No. 2 to Registration Statement on Form SB-2; and the exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2.

      EXHIBIT NO.           DESCRIPTION OF EXHIBIT
      -----------           ----------------------

      *      3.1            Articles of Incorporation of the Company
      *      3.2            By-laws of the Company
      *      4.1            Specimen Common Stock Certificate
      *      4.2            Specimen Warrant Certificate
      *      4.4            Warrant Plan
      **     10.1           Employment Contract Timothy A. McGuire
      *      10.3           Servicing Agreement with M&I Data Services
      ****   10.4           Lease Agreement for Permanent Office
             27.            Financial Data Schedule (for SEC use only)

      (b) REPORTS ON FORM 8-K. There were no Form 8-Ks filed during the three months ended March 31, 1999.

                        FLORIDA BUSINESS BANCGROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FLORIDA BUSINESS BANCGROUP, INC.
                                   (Registrant)





Date: November 15, 1999         By: /s/ A. Bronson Thayer
      -------------------           --------------------------------------------
                                    A. Bronson Thayer, Chairman and
                                    Chief Executive Officer




Date: November 15, 1999         By: /s/ Marti J. Warren
      -------------------           --------------------------------------------
                                    Marti J. Warren, Principal Financial Officer