Form 10QSB
period 1999-06-30
FLORIDA BUSINESS BANCGROUP INC
filed 1999-11-15
CIK 1071212

--------------------------------------------------------------------------------


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________ to __________________

Commission file number 333-65101

                        FLORIDA BUSINESS BANCGROUP, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                          59-351795
  ---------------------------------                       -------------------
  (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                   2202 North Westshore Boulevard, Suite 150
                              Tampa, Florida 33607
                   -----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (813) 281-0009
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

--------------------------------------------------------------------------------

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX


PART I. FINANCIAL INFORMATION


  ITEM 1. FINANCIAL STATEMENTS                                                            PAGE
                                                                                          ----
    Condensed Balance Sheets -
      At June 30, 1999 (Unaudited) and At December 31, 1998.................................2

    Condensed Statements of Loss -
      Three and Six Months ended June 30, 1999 (Unaudited) and for the
      Period from May 18, 1998 (Date of Incorporation) to June 30, 1998.....................3

    Condensed Statement of Stockholders' Equity (Deficit) (Unaudited) -
      Six Months ended June 30, 1999........................................................4

    Condensed Statements of Cash Flows -
      Six Months ended June 30, 1999 (Unaudited) and for the Period from
      May 18, 1998 (Date of Incorporation) to June 30, 1998.................................5

    Notes to Condensed Financial Statements (Unaudited).....................................6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
    OPERATIONS............................................................................7-8

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.................................................................9

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................9

SIGNATURES.................................................................................10

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS


                                                                       JUNE 30,         DECEMBER 31,
                                                                         1999               1998
                                                                      -----------       ------------
    ASSETS                                                            (UNAUDITED)
Cash ..........................................................        $  47,616            16,272
Furniture and equipment, net ..................................          263,752                --
Deferred tax asset ............................................          149,417            49,597
Other assets ..................................................           80,945            41,928
                                                                       ---------         ---------

          Total assets ........................................        $ 541,730           107,797
                                                                       =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
    Accounts payable ..........................................          124,380                --
    Advances from organizers ..................................          575,000           100,000
                                                                       ---------         ---------

          Total liabilities ...................................          699,380           100,000
                                                                       ---------         ---------
Stockholders' equity (deficit):
    Preferred stock:
        Designated Series A, $0.01 par value, redeemable
          at $100 per share, 10,000 shares so designated,
          900 issued and outstanding ..........................           90,000            90,000
        Nondesignated, no par value, 1,999,100 shares
          authorized, none issued or outstanding ..............               --                --
    Common stock, $.01 par value; 10,000,000 shares authorized,
       none issued or outstanding .............................               --                --
    Accumulated deficit .......................................         (247,650)          (82,203)
                                                                       ---------         ---------

          Total stockholders' equity (deficit) ................         (157,650)            7,797
                                                                       ---------         ---------

          Total liabilities and stockholders' equity (deficit)         $ 541,730           107,797
                                                                       =========         =========

See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONDENSED STATEMENTS OF LOSS


                                                                                      PERIOD FROM
                                                                                      MAY 18, 1998
                                                     THREE              SIX             (DATE OF
                                                     MONTHS            MONTHS         INCORPORATION)
                                                     ENDED             ENDED               TO
                                                    JUNE 30,          JUNE 30,          JUNE 30,
                                                      1999              1999              1998
                                                   ---------         ---------        --------------
                                                  (UNAUDITED)       (UNAUDITED)
Miscellaneous income ......................        $       6               975                --
                                                   ---------         ---------         ---------
Organizational and pre-opening expenses:
    Salaries and employee benefits ........           59,031            91,129            14,353
    Occupancy expenses ....................           33,670            52,534                --
    Professional fees .....................           22,614            76,352            13,500
    Other expenses ........................           17,543            46,227               510
                                                   ---------         ---------         ---------
       Total organizational and pre-opening
          expenses ........................          132,858           266,242            28,363
                                                   ---------         ---------         ---------

Loss before income tax benefit ............         (132,852)         (265,267)          (28,363)

       Income tax benefit .................          (49,992)          (99,820)               --
                                                   ---------         ---------         ---------

Net loss ..................................        $ (82,860)         (165,447)          (28,363)
                                                   =========         =========         =========

See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                         SIX MONTHS ENDED JUNE 30, 1999


                                                 DESIGNATED SERIES A                            TOTAL
                                                   PREFERRED STOCK                          STOCKHOLDERS'
                                              ------------------------      ACCUMULATED        EQUITY
                                               SHARES          AMOUNT         DEFICIT         (DEFICIT)
                                              --------        --------      -----------     -------------
Balance at December 31, 1998 .............         900        $ 90,000         (82,203)           7,797

Net loss for the six months ended June
        30, 1999 (unaudited) .............          --              --        (165,447)        (165,447)
                                              --------        --------        --------         --------

Balance at June 30, 1999 (unaudited) .....         900        $ 90,000        (247,650)        (157,650)
                                              ========        ========        ========         ========


















See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                           PERIOD FROM
                                                                                           MAY 18, 1998
                                                                              SIX            (DATE OF
                                                                            MONTHS         INCORPORATION)
                                                                             ENDED               TO
                                                                            JUNE 30,          JUNE 30,
                                                                              1999              1998
                                                                          -----------      --------------
                                                                          (UNAUDITED)
Cash flows from administrative activities during the
  development stage:
    Net loss ......................................................        $(165,447)          (28,363)
    Adjustments to reconcile net loss to net cash used in
      administrative activities during the development stage:
       Depreciation ...............................................            5,957                --
       Credit for deferred income taxes ...........................          (99,820)               --
       Increase in other assets ...................................          (39,017)               --
       Increase in accounts payable ...............................          124,380                --
                                                                           ---------         ---------
              Net cash used in administrative activities during the
                 development stage ................................         (173,947)          (28,363)

Cash flows from investing activities-
    Purchases of furniture and equipment ..........................         (269,709)               --

Cash flows from financing activities-
    Advances from organizers ......................................          475,000            80,000
                                                                           ---------         ---------

Net increase in cash ..............................................           31,344            51,637

Cash at beginning of period .......................................           16,272                --
                                                                           ---------         ---------

Cash at end of period .............................................        $  47,616            51,637
                                                                           =========         =========
Supplemental disclosure of cash flow information-
  Cash paid during the period for:
       Interest ...................................................        $      --                --
                                                                           =========         =========

       Income taxes ...............................................        $      --                --
                                                                           =========         =========

See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL AND SUBSEQUENT EVENTS. Florida Business BancGroup, Inc. ("Florida
        BancGroup") is a Florida corporation incorporated on May 18, 1998. Florida BancGroup is awaiting approval from the Board of Governors of the Federal Reserve System to become a one-bank holding company which will result in its acquiring 100% of the outstanding shares of Bay Cities Bank ("Bank"). The Bank will be a Florida chartered commercial bank to be located in Tampa, Florida (collectively, the "Company"). At June 30, 1999, the operations of Florida BancGroup and the Bank had not commenced. Management expects to commence banking operations about November 10, 1999.

       On August 7, 1999, Florida BancGroup completed its initial public offering of 1,320,700 units for an aggregate of $13,207,000. The offering costs of $47,426 were deducted from the proceeds. Florida BancGroup will acquire 100% of the stock of the Bank upon receipt of approval from the Federal Reserve.

       Florida BancGroup has adopted a fiscal year end of December 31. In the opinion of the management, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1999, and the results of development stage administrative activities and cash flows for the three- and six-month periods ended June 30, 1999. The results of development stage administrative activities for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

    FURNITURE AND EQUIPMENT. Furniture and equipment are stated at cost.
        Depreciation expense is provided using the straight-line method over the estimated useful life of each type of asset.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF JUNE 30, 1999 AND DECEMBER 31, 1998

GENERAL

   Florida Business BancGroup, Inc. ("Florida BancGroup"), a Florida Corporation, was incorporated on May 18, 1998, for the purpose of operating as a one-bank holding company. Florida BancGroup and its subsidiary, in organization, Bay Cities Bank ("Bank") are located in Tampa, Florida. As of June 30, 1999, neither Florida BancGroup nor the Bank had commenced business operations. Collectively Florida BancGroup and the Bank are referred to as the "Company." The Company has received the requisite approvals of the Florida Department of Banking and Finance and the Federal Deposit Insurance Corporation, and is awaiting approval from the Board of Governors of the Federal Reserve System ("Federal Reserve"). Management expects to commence banking operations about November 10, 1999.

   Florida BancGroup completed its initial public offering on August 7, 1999. The offering costs of $47,426 have been deducted from the proceeds. There were 1,320,700 units sold in the offering for an aggregate of $13,207,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $10.00 per share, the initial offering price.

LIQUIDITY AND CAPITAL RESOURCES

    Florida BancGroup's primary source of cash during the six months ended June 30, 1999 was $475,000 of advances from certain organizers. Cash was used primarily to purchase premises and equipment of $269,709 and to fund preopening and organizational expenses.

RESULTS OF OPERATIONS

    GENERAL. Net losses for the three and six months ended June 30, 1999 were $82,860 and $165,447, respectively. As of June 30, 1999, the Bank was still in the organization phase. A discussion of operating results at June 30, 1999, or for the three and six months ended June 30, 1999 and 1998, therefore, would not be meaningful.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                YEAR 2000 ISSUES

The Company is acutely aware of the many areas affected by the Year 2000 computer issue and is actively involved in managing these computer challenges, following the guidance provided by its regulatory bodies and documented by the Federal Financial Institutions Examination Council ("FFIEC"). A Year 2000 Technology Plan is in phase, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

The Company has received a certification from its main service provider that they are Year 2000 compliant. All purchases of technology-advanced software and hardware are and will be Year 2000 compliant.

The Company is developing a Contingency Plan relative to the Year 2000 issue, which addresses a "worst case scenario." The Contingency Plan will cover various options for handling interruptions of the internal and external mission critical systems and services. Furthermore, the Company's Contingency Plan will cover systems which can be handled manually on an interim basis. Management will continuously monitor the Contingency Plan to incorporate and address various operational elements as needed. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Registrant has no pending legal proceedings as of June 30, 1999.

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


        EXHIBIT NO.             DESCRIPTION OF EXHIBIT
        -----------             ----------------------
        *     3.1               Articles of Incorporation of the Company
        *     3.2               By-laws of the Company
        *     4.1               Specimen Common Stock Certificate
        *     4.2               Specimen Warrant Certificate
        *     4.4               Warrant Plan
        **    10.1              Employment Contract Timothy A. McGuire
        ***   10.3              Servicing Agreement with M&I Data Services
        ****  10.4              Lease Agreement for Permanent Office
              27                Financial Data Schedule (for SEC use only)

        (b) REPORTS ON FORM 8-K. There were no Form 8-Ks filed during the six months ended June 30, 1999.

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



                                        FLORIDA BUSINESS BANCGROUP, INC.
                                         (Registrant)



Date: November 15, 1999                 By: /s/ A. Bronson Thayer
                                            ------------------------------------
                                                A. Bronson Thayer, Chairman and
                                                Chief Executive Officer



Date: November 15, 1999                 By: /s/ Marti J. Warren
                                            ------------------------------------
                                                Marti J. Warren, Principal
                                                Financial Officer