Form 10QSB
period 1999-09-30
FLORIDA BUSINESS BANCGROUP INC
filed 1999-11-15
CIK 1071212

-------------------------------------------------------------------------------


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________ to ________________

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

                   2202 North Westshore Boulevard, Suite 150
                              Tampa, Florida 33607
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (813) 281-0009
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

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

-------------------------------------------------------------------------------

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX


PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
    Condensed Balance Sheets -
      At September 30, 1999 (Unaudited) and At December 31, 1998............................2

    Condensed Statements of Loss -
      Three Months Ended September 30, 1999 and 1998 and for the Nine Months
      ended September 30, 1999 and for the Period from
      May 18, 1998 (Date of Incorporation) to September 30, 1998 (Unaudited)................3

    Condensed Statement of Stockholders' Equity -
      Nine Months ended September 30, 1999 (Unaudited)......................................4

    Condensed Statements of Cash Flows -
      Nine Months ended September 30, 1999 and for the Period from
      May 18, 1998 (Date of Incorporation) to September 30, 1998 (Unaudited)................5

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

  ITEM 1. LEGAL PROCEEDINGS.................................................................9

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................9


SIGNATURES.................................................................................10

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS


                                                                        SEPTEMBER 30,           DECEMBER 31,
                                                                            1999                    1998
                                                                        -------------           ------------
    ASSETS                                                               (UNAUDITED)
Cash ..........................................................          $ 12,545,370                 16,272
Furniture and equipment, net ..................................               296,146                     --
Deferred tax asset ............................................               156,876                 49,597
Other assets ..................................................                80,813                 41,928
                                                                         ------------           ------------

          Total assets ........................................          $ 13,079,205                107,797
                                                                         ============           ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable ..........................................               179,644                     --
    Advances from organizers ..................................                    --                100,000
                                                                         ------------           ------------

          Total liabilities ...................................               179,644                100,000
                                                                         ------------           ------------
Stockholders' equity:
    Preferred stock:
        Designated Series A, $0.01 par value, redeemable at
          $100 per share, 10,000 shares so designated,
          900 shares issued and outstanding in 1998 ...........                    --                 90,000
        Nondesignated, no par value, 1,999,100 shares
          authorized, none issued or outstanding ..............                    --                     --
    Common stock, $.01 par value; 10,000,000 shares authorized,
       1,320,700 shares issued and outstanding in 1999 ........                13,207                     --
    Additional paid-in capital ................................            13,146,367                     --
    Accumulated deficit .......................................              (260,013)               (82,203)
                                                                         ------------           ------------

          Total stockholders' equity ..........................            12,899,561                  7,797
                                                                         ------------           ------------

          Total liabilities and stockholders' equity ..........          $ 13,079,205                107,797
                                                                         ============           ============




See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONDENSED STATEMENTS OF LOSS


                                                                                                            PERIOD FROM
                                                                                                            MAY 18, 1998
                                                                                             NINE             (DATE OF
                                                            THREE MONTHS ENDED               MONTHS        INCORPORATION)
                                                                SEPTEMBER 30,                ENDED               TO
                                                        ---------------------------       SEPTEMBER 30,     SEPTEMBER 30,
                                                           1999             1998              1999               1998
                                                        ---------         ---------       -------------    --------------
                                                                (UNAUDITED)                (UNAUDITED)       (UNAUDITED)
Miscellaneous income, primarily interest .......        $ 189,149                --           190,124                --
                                                        ---------         ---------         ---------         ---------
Organizational and pre-opening expenses:
    Salaries and employee benefits .............           57,997            19,483           149,126            33,836
    Occupancy expenses .........................           30,653                --            83,187             4,055
    Professional fees ..........................           56,327                --           132,678             9,445
    Other expenses .............................           63,993            24,625           110,222            25,135
                                                        ---------         ---------         ---------         ---------
       Total organizational and pre-opening
          expenses .............................          208,970            44,108           475,213            72,471
                                                        ---------         ---------         ---------         ---------

Loss before income tax benefit .................          (19,821)          (44,108)         (285,089)          (72,471)

       Income tax benefit ......................           (7,459)               --          (107,279)               --
                                                        ---------         ---------         ---------         ---------

Net loss .......................................        $ (12,362)          (44,108)         (177,810)          (72,471)
                                                        =========         =========         =========         =========

Loss per share..................................        $    (.09)               --             (3.68)               --
                                                        =========         =========         =========         =========
Weighted-average number of shares
    outstanding ................................        $ 143,554                --            48,377                --
                                                        =========         =========         =========         =========

Dividends per share.............................        $      --                --                --                --
                                                        =========         =========         =========         =========




See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                             DESIGNATED SERIES A
                               PREFERRED STOCK                                    ADDITIONAL                        TOTAL
                             -------------------           COMMON STOCK            PAID-IN      ACCUMULATED     STOCKHOLDERS'
                              SHARES     AMOUNT        SHARES        AMOUNT        CAPITAL        DEFICIT          EQUITY
                             --------  ---------     ---------     ---------      ----------    -----------    -------------
Balance at  December 31,
   1998...................     900     $ 90,000             --            --              --      (82,203)          7,797

Sale of common stock
   net of issuance cost
   (unaudited)............      --           --      1,320,700      $ 13,207      13,146,367           --      13,159,574

Redemption of Series
   A preferred stock
   (unaudited)............    (900)     (90,000)            --            --              --           --         (90,000)

Net loss for the nine
   months ended September
   30, 1999 (unaudited)...      --           --             --            --              --     (177,810)       (177,810)
                              ----     --------      ---------      --------      ----------     --------      ----------

Balance at September 30,
   1999 (unaudited).......      --     $     --      1,320,700      $ 13,207      13,146,367     (260,013)     12,899,561
                              ====     ========      =========      ========      ==========     ========      ==========

See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                     PERIOD FROM
                                                                                                    MAY 18, 1998
                                                                                 NINE                (DATE OF
                                                                                MONTHS             INCORPORATION)
                                                                                 ENDED                   TO
                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                                  1999                  1998
                                                                              -------------        -------------
                                                                               (UNAUDITED)          (UNAUDITED)
Cash flows from administrative activities during the
  development stage:
    Net loss ........................................................        $   (177,810)             (72,471)
    Adjustments to reconcile net loss to net cash used in
      administrative activities during the development stage:
       Depreciation .................................................              16,865                   --
       Credit for deferred income taxes .............................            (107,279)                  --
       Increase in other assets .....................................             (38,885)              (4,055)
       Increase in accounts payable .................................             179,644                   --
                                                                             ------------         ------------
              Net cash used in administrative activities
                 during the development stage .......................            (127,465)             (76,526)
                                                                             ------------         ------------
Cash flows from investing activities-
    Purchases of furniture and equipment ............................            (313,011)                  --
                                                                             ------------         ------------
Cash flows from financing activities:
    (Repayments to) advances from organizers ........................            (100,000)              90,000
    Redemption of designated series A preferred stock ...............             (90,000)                  --
    Issuance of common stock ........................................          13,159,574                   --
                                                                             ------------         ------------

              Net cash flows from financing activities ..............          12,969,574               90,000

Net increase in cash ................................................          12,529,098               13,474

Cash at beginning of period .........................................              16,272                   --
                                                                             ------------         ------------

Cash at end of period...............................................         $ 12,545,370               13,474
                                                                             ============         ============
Supplemental disclosure of cash flow information-
  Cash paid during the period for:
       Interest.....................................................         $        --                    --
                                                                             ===========          ============

       Income taxes.................................................         $        --                    --
                                                                             ===========          ============

See Accompanying Notes to Condensed Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL AND SUBSEQUENT EVENTS. Florida Business BancGroup, Inc. ("Florida
        BancGroup"), a Florida corporation, was incorporated on May 18, 1998. The Federal Reserve Bank of Atlanta has approved Florida BancGroup's application to become a one-bank holding company for Bay Cities Bank, a state-chartered commercial bank. As of September 30, 1999, the Bank had not commenced operations.

        Florida BancGroup completed its initial public offering on August 7, 1999. There were 1,320,700 units (consisting of one share of common stock and one warrant) sold in the offering at $10 per unit. The offering costs of $44,926 were deducted from the offering proceeds. On October 5, 1999, Florida BancGroup acquired 100% of the Bank's common stock.

        Florida BancGroup's fiscal year end is December 31. In the opinion of the management, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1999, the results of development stage administrative activities and cash flows for the three- and nine-month periods ended September 30, 1999. The results of development stage administrative activities for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

    FURNITURE AND EQUIPMENT. Furniture and equipment are stated at cost.
        Depreciation expense is provided using the straight-line method over the estimated useful life of each type of asset.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

             COMPARISON OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

GENERAL

   Florida Business Bancgroup, Inc. ("Florida BancGroup") is a Florida corporation which incorporated on May 18, 1998, for the purpose of operating as a bank holding company. Florida BancGroup and its subsidiary, Bay Cities Bank ("Bank"), are located in Tampa, Florida.

   Florida BancGroup completed its initial public offering on August 7, 1999. There were 1,320,700 units sold at $10 per unit, for an aggregate of $13,207,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $10 per share, the initial offering price. As of September 30, 1999, there were 1,320,700 shares of common stock, and an equal number of warrants, outstanding.

   Florida BancGroup and the Bank have received all requisite regulatory approvals. On October 5, 1999, Florida BancGroup completed its bank holding company formation, acquiring 880,000 shares (100%) of the Bank's outstanding common stock. After receiving its certificate of authorization to transact bank business (Charter) from the Florida Department of Banking and Finance and its certificate of deposit insurance from the Federal Deposit Corporation, the Bank opened for business on November 10, 1999, at is permanent quarters located at 1408 North Westshore Boulevard, Suite 502, Tampa, Florida.

LIQUIDITY AND CAPITAL RESOURCES

    Florida BancGroup's primary source of cash during the nine months ended September 30, 1999, was $600,000 in advances from the organizers and proceeds from the offering of common stock of $13,159,574. Cash has been used to repay organizer advances, to purchase premises and equipment, and to fund preopening and organizational expenses.

RESULTS OF OPERATIONS

    GENERAL. Net losses for the three and nine months ended September 30, 1999, were $12,362 and $177,810, respectively. As of September 30, 1999, the Bank was still in the organization phase. A discussion of operating results at September 30, 1999, or for the three and nine months ended September 30, 1999 and 1998, therefore, would not be meaningful.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                YEAR 2000 ISSUES

   Florida BancGroup is acutely aware of the many areas affected by the Year 2000 computer issue and is actively involved in managing these computer challenges, following the guidance provided by its regulatory bodies and documented by the Federal Financial Institutions Examination Council ("FFIEC"). A Year 2000 Technology Plan is in place, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

   Florida BancGroup has received a certification from its main service provider that they are Year 2000 compliant. All purchases of technology-advanced software and hardware are and will be Year 2000 compliant.

   Florida BancGroup is developing a Contingency Plan relative to the Year 2000 issue, which addresses a "worst case scenario." The Contingency Plan will cover various options for handling interruptions of the internal and external mission critical systems and services. Furthermore, Florida BancGroup's Contingency Plan will cover systems which can be handled manually on an interim basis. Management will continuously monitor the Contingency Plan to incorporate and address various operational elements as needed. Should outside service providers not be able to provide compliant systems, Florida BancGroup will terminate those relationships and transfer to other vendors.

                        FLORIDA BUSINESS BANCGROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Registrant has no pending legal proceedings as of September 30, 1999.

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


     EXHIBIT NO.             DESCRIPTION OF EXHIBIT
     -----------             ----------------------
     *     3.1               Articles of Incorporation of Florida BancGroup
     *     3.2               Bylaws of Florida BancGroup
     *     4.1               Specimen Common Stock Certificate
     *     4.2               Specimen Warrant Certificate
     *     4.4               Warrant Plan
     **   10.1               Employment Contract with Timothy A. McGuire
     ***  10.3               Servicing Agreement with M&I Data Services
     **** 10.4               Lease Agreement for Permanent Office
          27                 Financial Data Schedule (for SEC use only)

        (b) REPORTS ON FORM 8-K. There were no Form 8-Ks filed during the nine months ended September 30, 1999.

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



                                      FLORIDA BUSINESS BANCGROUP, INC.
                                      (Registrant)



Date: November 15, 1999               By: /s/ A. Bronson Thayer
                                          -----------------------------------
                                              A. Bronson Thayer, Chairman and
                                              Chief Executive Officer



Date: November 15, 1999               By: /s/ Marti J. Warren
                                          -----------------------------------
                                              Marti J. Warren, Principal
                                              Financial Officer