Form 10KSB
period 1999-12-31
FLORIDA BUSINESS BANCGROUP INC
filed 2000-03-16
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

         [ ] TRANSMISSION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                          Commission File No. 333-65101

                        FLORIDA BUSINESS BANCGROUP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                         59-3517595
          ------------------------------           -------------------
          (State or jurisdiction of                   (I.R.S. Employer
          incorporation or organization)           Identification No.)

 2202 North West Shore Boulevard, Suite 150, Tampa, Florida         33607
 ----------------------------------------------------------       --------
 (Address of principal executive offices)                         Zip Code

                  Issuer's telephone number:      (813) 281-0009
                                                  --------------

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

                                 Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:  $361,000

         There were 1,320,700 shares of common stock outstanding at December 31, 1999.

         There were 1,320,700 warrants outstanding at December 31, 1999.

         There were no shares of preferred stock outstanding at December 31, 1999.

         Documents incorporated by reference:  None.


                                TABLE OF CONTENTS

------------------------------------------------------------------------------------------------------------------------------------

Description                                                                                                              Page Number
------------------------------------------------------------------------------------------------------------------------------------

                                                               PART I

ITEM 1.       BUSINESS.....................................................................................................     1
              Forward-Looking Statements...................................................................................     1
              General......................................................................................................     1
              Market Area and Competition..................................................................................     1
              Deposits.....................................................................................................     1
              Loan Portfolio ..............................................................................................     2
              Loan Loss Allowance .........................................................................................     3
              Investments..................................................................................................     3
              Data Processing..............................................................................................     3
              Employees....................................................................................................     3
              Monetary Policies............................................................................................     4
              Supervision and Regulation...................................................................................     4

ITEM 2.       PROPERTIES...................................................................................................     7

ITEM 3.       LEGAL PROCEEDINGS............................................................................................     7

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................     7


                                                              PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................................     7

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................................     8

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...................................................................    20

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.........................................................................................    39


                                                              PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................................     39

ITEM 10.      EXECUTIVE COMPENSATION.......................................................................................     39

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................................     39

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................................     39
              Transactions with Affiliates.................................................................................     39
              Banking Transactions.........................................................................................     40

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.............................................................................     40

SIGNATURES.................................................................................................................     41

EXHIBITS
         27.0     Financial Data Schedule


                                       -i-

                                     PART I

ITEM 1.       BUSINESS

         Forward-Looking Statements

         This report may contain certain "forward-looking" statements, as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent Florida Business BancGroup, Inc.'s (the "Company" or "FBBI") expectations or beliefs, including but not limited to statements concerning the Company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "relieve," "anticipate," "intent," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to our operations, mergers or acquisitions, governmental regulation, the value of the assets and any other factors discussed in this and other Company filings with the Securities and Exchange Commission.

         General

         The Company was incorporated under the laws of the State of Florida on May 18, 1998, for the purpose of operating as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. On September 20, 1999, the Company acquired all of the outstanding common stock of Bay Cities Bank (the "Bank"). As of December 31, 1999, the Bank was the sole subsidiary of the Company.

         The Company successfully completed its initial public offering ("Offering") on August 7, 1999, raising $13.2 million through the sale of 1,320,700 units, consisting of one share of common stock and one stock warrant, at $10 per unit. The capital raised in the Offering was used to redeem the 900 shares of preferred stock issued to the Organizers, to repay the organizers for advances used for organizational and preopening expenses, and to the purchase of 100% of the newly issued shares of the Bank. The balance of the proceeds of approximately $4.5 million is being held for general corporate purposes by the Company. The Company's fiscal year ends December 31. The main office of the Company and the Bank is located at 2202 North West Shore Boulevard, Suite 150, Tampa, Hillsborough County, Florida.

         Bay Cities Bank opened for business on November 10, 1999. The Bank is engaged in a general commercial and retail banking business with primary emphasis upon high quality service to meet the financial needs of the individuals and businesses residing and located in and around Tampa, Florida. The Bank offers a full compliment of loans, including commercial, consumer/installment and real estate loans. Commercial loans will account for approximately one-half of the Bank's estimated total loan portfolio.

         Market Area and Competition

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

         Deposits

         Bay Cities Bank offers a wide range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. Our service charge fee schedule is competitive with other financial institutions in our market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

         Loan Portfolio

         General. - Through Bay Cities Bank, the Company provides for the financing needs of the community by offering a variety of loans. Commercial loans will include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery. A variety of residential real estate loans will be generated, including conventional mortgages collateralized by first mortgages liens to enable borrowers to purchase, refinance, construct upon or improve real property. Consumer loans will include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. We will primarily enter into lending arrangements for our portfolio loans with individuals who are familiar to us and are residents of our PSA and surrounding area. It is anticipated that up to 20% of the loans will come from outside our market area.

         We recognize that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as the general economic conditions. The Bank will maintain an adequate allowance for loan losses based on, among other things, industry standards, management's experience, our historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

         We are following a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in the market area. Our lending area is generally the immediate Hillsborough County and the counties contiguous to Hillsborough County. We do expect that loan participations will be purchased from correspondent banks. However, participations will likely be sold, particularly with regard to real estate lending. Interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. Whenever possible, interest rates will be adjustable with fluctuations in the "prime" rate. The long-term target loan-to-deposit ratio will be approximately 75%. This ratio is expected to meet the credit needs of customers while allowing prudent liquidity through the investment portfolio. Our Directors believe that this positive, community-oriented lending philosophy will be translated into a sustainable volume of quality loans into the foreseeable future.

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

         Residential Mortgage Loans - will be a part of our lending activities which will consist of the origination of single family residential mortgage loans collateralized by owner-occupied property located in our market area and surrounding areas. We will also offer adjustable rate mortgages (ARMs) and will maintain these ARMs in our portfolio or we may sell the ARMs in the secondary market. Fixed and adjustable rate mortgage loans collateralized by single family residential real estate generally will be generated in amounts of no more than 85% of appraised value. The Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if such loans are required to be made in excess of 85% of the value of the property, they must be insured by private or federally guaranteed mortgage insurance. Mortgagee's title insurance will be required to protect against defects in our lien on the property which may collateralize the loan. We will maintain our errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies.

         Loan Loss Allowance

         In considering the adequacy of our allowance for loan losses, management has considered that as of December 31, 1999, approximately 99% of outstanding loans are in the commercial real estate loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

         At December 31, 1999, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

         Our Board of Directors monitors the loan portfolio monthly in order to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the bank intends to engage the services of outside consultants to assist in the evaluation of credit quality and loan administration. These professionals will complement our internal system, which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans will be charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. During the year ended December 31, 1999, no loans were charged off against the allowance for loan losses.

         Investments

         As of December 31, 1999, federal funds sold and investment securities comprised approximately 76% of the Company's total assets and net loans comprised approximately 11% of the Company's total assets.

         Our primary objective is to construct an investment portfolio comprised of a mixture of investments which will earn an acceptable rate of return while meeting the Bank's liquidity requirements. This will be accomplished by matching the maturity of assets with liabilities to the greatest extent possible.

         The Bank intends to invest primarily in U.S. obligations guaranteed as to principal and interest. The Bank will also enter into federal funds transactions with our principal correspondent banks and anticipate that we will be a net seller of funds. All investments with a maturity in excess of one year will be readily salable on the open market.

         Data Processing

         Bay Cities Bank has a data processing servicing agreement with M&I. This servicing agreement provides us with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file ("CIF") and ATM processing. For this service, we pay a monthly fee based on the type, kind and volume of data processing services provided priced at a stipulated rate schedule.

         Employees

         We currently employ 10 full time persons, including 3 executive officers. Employees are hired as needed to meet company-wide personnel demands.

         Monetary Policies

         The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to our possible future changes in interest rates, deposit levels, loan demand, or our business earnings.

         Supervision and Regulation

         FBBI and the Bank operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

         The banking industry is highly regulated, with numerous federal and state laws and regulations governing its activities. The following is a brief summary of the more recent legislation which affects FBBI and our subsidiaries:

         In 1999 the financial services regulation was significantly reformed with the adoption of the Gramm-Leach-Bliley Act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking regulators. Of significance, the GLA permits Bank Holding Companies ("BHC") that are well managed, well capitalized and that have at least a satisfactory Community
         Reinvestment Act rating to operate as Financial Holding Companies ("FHC"). In addition to activities that are permissible for BHCs and their subsidiaries, the GLA permits FHCs and their subsidiaries to engage in a wide variety of other activities that are "financial in nature" or are incidental to financial activities. These new activities will enable FBBI and its subsidiaries to consider and engage in new lines of business.

         The GLA also requires financial institutions to permit, with few exceptions, their customers to "opt out" of having their personal financial information shared with nonaffiliated third parties. The GLA bars financial institutions from disclosing customer account numbers to direct marketers and mandates that institutions provide annual disclosure to their customers regarding the institution's privacy policies and procedures.

         FBBI is regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, FBBI may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

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

         As a bank holding company, FBBI is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of FBBI and each of its subsidiaries.

         Having completed a public offering with its shares of common stock registered under the Securities Act of 1933, FBBI has chosen to file periodic public disclosure reports with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, and the regulations promulgated thereunder.

         Form 10-KSB is a required annual report that must contain a complete overview of the Company's business, financial, management, regulatory, legal, ownership and organizational status. FBBI must file Form 10-KSB by March 31 of each year.

         Similarly, Form 10-QSB, must contain information concerning FBBI on a quarterly basis. Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submission of any maters to a vote of security holders, must also be reported on Form 10-QSB.

         Additionally, if any of six significant events (a change in control, an acquisition or disposition of significant assets, bankruptcy or receivership, a change in certifying accountant, any resignation of directors or a change in fiscal year end) occurs in a period between the filing of Form 10-KSB or a Form 10-QSB, such event must be reported on a Form 8-KSB within 15 days of the event.

         When communicating with shareholders, FBBI's proxy solicitations for its Annual Meetings of Shareholders must contain certain detailed disclosures regarding the current status of the Company. In addition, FBBI's Annual Report must contain certain information, including audited financial statements, similar to what is found on Form 10-KSB.

         Individual directors, officers and owners of more than 10% of the Company's common stock, must also file individual disclosures of the amount of FBBI securities (stock, options or warrants) they beneficially own and of any transactions in such securities to which they are parties. The initial status of all such individuals was reported on Form 3, securities transactions are reported on Form 4 as they occur, and an annual report of ownership is filed on Form 5. In certain instances, the filing of a Form 4 or a Form 5 can relieve the reporting individual of their duty to file the other.

         Recently, the National Association of Securities Dealers adopted a rule requiring the audit committees of Boards of Directors of reporting corporations such as FBBI to undertake certain organizational and operational steps. The Securities and Exchange Commission is considering adopting a similar rule. These standards will require our audit committee to be comprised solely of independent, non-employee directors who are financially literate. Furthermore, the audit committee will need to adopt a formal charter defining the scope for its operations. The Securities and Exchange Commission's proposed rule will also require our auditors to review the financial statements contained in our Form 10-QSBs, in addition to our Form 10-KSBs.

         As a state-chartered bank, the Bank is subject to the supervision of the Department, the FDIC and the Federal Reserve Board. With respect to expansion, the Bank may establish branch offices anywhere within the State of Florida. The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of FBBI, is subject to restrictions under federal law in dealing with FBBI and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by state banks are subject to legal lending limitations. Under state law, a state bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions.

         Both FBBI and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1999, our total risk-based capital and Tier I capital ratio were 12.2% and 8.25%, respectively. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier I"capital to total assets (net of goodwill). Tier I capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the  risk-based  capital  guidelines  and the  leverage  ratio are
         minimum   requirements,    applicable   only   to   top-rated   banking
         institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), created five "capital categories" ("well capitalized," (adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The FDICIA required each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies were required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company, to correct the deficiency and until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. The Federal banking agencies final rule implementing the safety and soundness provisions of the FDICIA was effective on August 9, 1995.

         In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:


                                                              Total Risk -          Tier I Risk -        Tier I
                                                            Based Capital          Based Capital        Leverage
                                                                Ratio                  Ratio             Ratio
                                                            -------------          -------------        --------
         Well capitalized (1)                                    10%                     6%                5%
         Adequately capitalized (1)                               8%                     4%                4% (2)
         Undercapitalized (3)                          less than  8%          less than  4%      less than 4%
         Significantly Undercapitalized (3)            less than  6%          less than  3%      less than 3%
         Critically Undercapitalized                              -                      -       less than 2%



(1)      An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

         Based upon the above regulatory ratios, the Bank is considered to be well capitalized.

         The Act also provided that banks must meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board and the FDIC adopted a final Rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the Act implements were designed to bolster and protect the deposit insurance fund.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisitions of banks by bank holding companies were repealed, such that FBBI and any other bank holding company are able to acquire any Florida- based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Florida permits interstate branching through acquisition, but does not allow de novo branching.

         The scope of  regulation  and  permissible  activities  of FBBI and our
         subsidiaries   is  subject  to  change  by  future  federal  and  state
         legislation.


ITEM 2.           PROPERTIES

     The Company's permanent headquarters are located at 2202 North West Shore Boulevard, Tampa, Florida, in a new 6-story office building developed by Crescent Resources (a subsidiary of Duke Power). The commercial office building is known as the International Plaza. The Bank occupies 8,056 square feet on the ground floor (including ATM access).


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     No market exists for the common shares of the Company. It is not anticipated that an active public market will develop for the common shares of the Company because, at this time, the Company does not intend to seek a listing for the common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System.






                           [Left Intentionally Blank]

ITEM 6.           MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  (INCLUDING SELECTED FINANCIAL DATA)

                             SELECTED FINANCIAL DATA

                   At December 31, or for the Year then Ended
                (Dollars in thousands, except per share figures)


                                                                                                      1999         1998
                                                                                                      ----         ----
At Year End:
Cash and cash equivalents.................................................................      $    7,913           16
Securities................................................................................           3,412            -
Loans, net................................................................................           1,581            -
All other assets..........................................................................           1,106           92
                                                                                                    ------         ----

         Total assets.....................................................................      $   14,012          108
                                                                                                    ======         ====

Deposit accounts..........................................................................           1,114            -
All other liabilities.....................................................................             166          100

Stockholders' equity (deficit)............................................................          12,732            8
                                                                                                    ------         ----

         Total liabilities and stockholders' equity.......................................      $   14,012          108
                                                                                                    ======         ====

For the Year:

Total interest income.....................................................................             177            -
Total interest expense....................................................................               3            -
                                                                                                    ------         ----

Net interest income.......................................................................             174            -
Provision for loan losses.................................................................              24            -
                                                                                                    ------         ----

Net interest income after provision for loan losses.......................................             150            -
                                                                                                    ------         ----

Noninterest income........................................................................             187            -
Noninterest expenses......................................................................             816          132
                                                                                                    ------         ----

Earnings (loss) before income tax credit..................................................            (479)        (132)

Income taxes (benefit)....................................................................            (180)         (50)
                                                                                                    ------         ----

Net loss .................................................................................      $     (299)         (82)
                                                                                                    ======         ====

Basic loss per share......................................................................      $     (.57)           -
                                                                                                    ======         ====

Diluted loss per share....................................................................            (.57)           -
                                                                                                    ======         ====

Ratios and Other Data:

Return on average assets..................................................................           (7.56%)        *
Return on average equity..................................................................           (7.78%)        *
Average equity to average assets..........................................................           97.16%         *
Interest-rate spread during the period....................................................            1.76%         *
Net yield on average interest-earning assets..............................................            4.96%         *
Ratio of average interest-earning assets to average
         interest-bearing liabilities.....................................................           36.14          *
Nonperforming loans and foreclosed real estate as a percentage of
         total assets at end of year......................................................            -             *
Allowance for loan losses as a percentage
         of total loans at end of year....................................................            1.49%         *
Total number of banking offices...........................................................               1           -
Total shares outstanding at end of year...................................................       1,320,700           -
Book value per share at end of year.......................................................      $     9.64           -


*        Not meaningful, Company was in organizational stage.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                      Year Ended December 31, 1999 and 1998


General

Florida Business BancGroup, Inc. (the "Holding Company") was incorporated on May 18, 1998 in the State of Florida for the purpose of operating as a one bank holding company and owns 100% of the outstanding shares of Bay Cities Bank (the "Bank"). The Holding Company's only business is the ownership and operations of the Bank. The Bank is a Florida-chartered commercial bank which opened for business November 10, 1999 (collectively, the "Company"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals in Hillsborough County, Florida.

The Holding Company completed its public offering of 1,320,700 units, consisting of one common share and one warrant, at $10 per unit on August 7, 1999. The Company incurred offering costs of $62,872 which were deducted from the proceeds.

Liquidity and Capital Resources

A state-chartered commercial bank is required under Florida Law to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 1999, the Bank exceeded its regulatory liquidity requirements.

The Company's primary source of cash during the year ended December 31, 1999 was from the proceeds from the sale of its common stock of $13.2 million and from net deposit inflows of $1.1 million. Cash was used primarily to purchase federal funds sold, to originate loans, purchase securities and purchase premises and equipment. At December 31, 1999, the Company had outstanding commitments to originate loans totaling $2.7 million and commitments to borrowers for available lines of credit totaling $.4 million.

Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Department of Banking and Finance ("Florida DBF") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank files reports with the Florida DBF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DBF and the FDIC to monitor the Bank's compliance with the various regulatory requirements. The Holding Company and the Bank are also subject to regulation and examination by the Federal Reserve Board of Governors.

Year 2000 Compliance

The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

Credit Risk

The Company's primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. While the Company has instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 1999, the Company had no nonperforming assets on loans delinquent ninety days or more, and had no charge-off experience.

The following table presents information regarding the Company's total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                                                                     At December 31,
                                                                                                     ---------------
                                                                                                          1999
                                                                                                     ---------------
                                                                                                                Loans
                                                                                                                  To
                                                                                                                Total
                                                                                                      Amount    Loans
                                                                                                      ------    -----
               Commercial real estate loans.....................................................      $  21      89.16%
               Commercial loans.................................................................         -        9.91
               Consumer loans...................................................................          3        .93
                                                                                                       ----     ------

               Total allowance for loan losses..................................................      $  24     100.00%
                                                                                                       ====     ======

               Allowance for credit losses as a percentage
                  of the total loans outstanding................................................       1.49%
                                                                                                       ====

Loan Portfolio Composition

Commercial real estate loans and land loans comprise the largest group of loans in the Company's portfolio amounting to $1.4 million, or 89.16% of the total loan portfolio as of December 31, 1999. Commercial real estate loans consist of $.99 million of loans secured by other nonresidential property and $.45 million of loans secured by undeveloped land.

Commercial loans comprise the second largest group of loans in the Company's loan portfolio, amounting to $160,000 or 9.91% of the total loan portfolio as of December 31, 1999.

The following table sets forth the composition of the Company's loan portfolio:

                                                                                                     At December 31,
                                                                                                     ---------------
                                                                                                            1999
                                                                                                     ---------------
                                                                                                                % of
                                                                                                     Amount     Total
                                                                                                     ------     -----
                                                                                                       (in thousands)

         Commercial real estate.............................................................        $ 1,440     89.16%
         Commercial.........................................................................            160      9.91
         Consumer...........................................................................             15       .93
                                                                                                    -------   -------

         Loans, gross.......................................................................          1,615    100.00%
                                                                                                     ======    ======

         Add (Subtract):
           Deferred costs (fees) net........................................................            (10)
           Allowance for credit losses......................................................            (24)
                                                                                                    -------

         Loans, net.........................................................................       $  1,581
                                                                                                    =======

Securities

The securities portfolio is comprised primarily of U.S. Government agency securities. According to Financial Accounting Standards No. 115, the securities portfolio is categorized as either "held to maturity", "available for sale" or "trading." Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses being reported as a separate component of stockholders equity, net of income taxes and were comprised of U.S. Government agency securities and equity securities at December 31, 1999. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 1999, the Company had no securities categorized as held to maturity or trading.

The following table sets forth the amortized cost and fair value of the Company's securities portfolio:

                                                                                          At December 31, 1999
                                                                                          --------------------
                                                                                        Amortized           Fair
                                                                                          Cost              Value
                                                                                        ---------           -----
                                                                                             (in thousands)
     Securities available for sale:
         U.S. Government agency securities......................................        $ 3,461             3,412
         U.S. Equity securities.................................................            125               125
                                                                                          -----             -----

                                                                                        $ 3,586             3,537
                                                                                          =====             =====

The following table sets forth, by maturity distribution, certain information pertaining to the securities available for sale portfolio as follows (dollars in thousands):

                                                                             After One Year
                                                  Less Than One Year          to Five Years                Total
                                                  ------------------       -------------------             -----
                                                  Average     Carrying     Average    Carrying      Average
                                                   Value       Yield        Value      Yield         Value      Yield
                                                   -----       -----        -----      -----         -----      -----

December 31, 1999:
     U.S. Government agency securities.......     $ 884        6.23%       $ 2,528     6.23%      $ 3,412        6.23%
                                                    ===        ====          =====     ====         =====        ====

                         Regulatory Capital Requirements

Under FDIC regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                        To Be Well
                                                                       Capitalized
                                                       Minimum         for Purposes
                                                     For Capital       of Prompt and
                                  Actual         Adequacy Purposes:  Corrective Action
                                  ------         ------------------  -----------------
                           Amount        %        Amount        %    Amount      %
                           ------      -----      ------      -----  ------    -----
                                             (dollars in thousands)
As of December 31, 1999:
Total capital (to Risk-
Weighted Assets) .......   $7,934      191.35%    $  332      8.00%  $ 415    10.00%
Tier I Capital (to Risk-
Weighted Assets) .......    7,910      190.76        166      4.00     248     6.00
Tier I Capital
(to Average Assets) ....    7,910       56.45        560      4.00     701     5.00


                                   Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 6 of Notes to Consolidated Financial Statements.

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Banks net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

                           Asset - Liability Structure

As part of its asset and liability management, the Company has emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing the Company's earnings. Management believes that these processes and procedures provide the Company with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets/rate sensitive liabilities. A gap ratio of 1.0% represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, the Company's management continues to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term securities).

The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                     More
                                                     Than        More
                                                     Three     Than Six     More
                                                     Months      Months    Than One                   Over
                                         Three      to Six       to One    Year to     More Than      Ten
                                         Months      Months      Year     Five Years   Five Years     Years    Total
                                         ------      ------      ----     ----------   ----------     -----    -----
Mortgage and commercial loans (1):
    Variable rate .................... $    475        -           -            -            -         -          475
    Fixed rate    ....................      150        -           -             990         -         -        1,140
                                          -----     -------     -------      -------       ------    ------    ------

         Total loans..................      625        -           -             990         -         -        1,615

Federal funds sold....................    7,783        -           -            -            -         -        7,783
Securities (2)........................    -             592         292        2,528         -          125     3,537
                                          -----     -------     -------      -------       ------    ------    ------

         Total rate-sensitive assets..    8,408         592         292        3,518         -          125    12,935
                                          -----     -------     -------      -------       ------    ------    ------

Deposit accounts (3):
    Money-market deposits.............      362        -           -            -            -         -          362
    Savings and NOW deposits..........      453        -           -            -            -         -          453

    Certificates of deposit...........       10        -           -             201         -         -          211
                                          -----     -------     -------      -------       ------    ------    ------

         Total rate-sensitive
             liabilities..............      825        -           -             201        -          -        1,026
                                          =====     =======     =======      =======       ======    ======    ======

GAP repricing differences.............  $ 7,583         592         292        3,317         -          125    11,909
                                          =====     =======     =======      =======       ======    ======    ======

Cumulative GAP    ....................    7,583       8,175       8,467       11,784       11,784    11,909
                                          =====     =======     =======      =======       ======    ======

Cumulative GAP/total assets...........    54.12%      58.34%      60.43%       84.10%       84.10%    84.99%
                                          =====     =======     ========     ========      =======   =======



(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)      Securities are scheduled through the maturity dates.
(3) Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.


The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 1999 (in thousands):

                                                                              Commercial
                                                            Residential       Real
         Years Ending                          Commercial     Mortgage        Estate         Consumer
         December 31,                            Loans         Loans          Loans          Loans              Total
         ------------                            -----         -----          -----          -----              -----

           2000.............................     $ 160           -                450             15              625
           2001.............................         -           -                  -              -                -
           2002.............................         -           -                  -              -                -
           2003-2004........................         -           -                990              -                990
           2005-2006........................         -           -                  -              -                -
           2007 and beyond..................         -           -                  -              -                -
                                                 -----      ---------           -----          -----            -----

           Total............................     $ 160           -              1,440             15            1,615
                                                 =====      =========           =====          =====             =====


Of  the  $1  million  of  loans  due  after  2000,   100%  of  such  loans  have
fixed-interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

Origination, Sale and Repayment of Loans. The Company generally originates loans on real estate located in its primary geographical lending area in Southwest Florida. Residential mortgage loan originations by the Company are attributable to depositors, other existing customers, advertising and referrals from real estate brokers and developers. The Company's residential mortgage loans generally are originated to ensure compliance with documentation and underwriting standards which permit their sale to the Federal National Mortgage Association ("Fannie Mae") and other investors in the secondary market.

The following table sets forth total loans originated, repaid and sold:

                                                                                                         Year Ended
                                                                                                         December 31,
                                                                                                         ------------
                                                                                                             1999
                                                                                                         ------------
                                                                                                        (in thousands)
      Originations:
         Commercial loans.......................................................................          $    160
         Commercial real estate loans...........................................................             1,440
         Consumer loans.........................................................................                15
                                                                                                             -----

             Total loans originated.............................................................             1,615

         Less:
         Principal reductions...................................................................               -
         Loans sold.............................................................................               -
                                                                                                             -----

         Increase in total loans................................................................           $ 1,615
                                                                                                             =====

Deposits and Other Sources of Funds

General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

Deposits. Deposits are attracted principally from the Companys primary geographic market area in Hillsborough County, Florida. The Company offers a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

The Company has emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. The Company's courier service will serve the Company's business customers in Tampa.

Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

The following table shows the distribution of, and certain other information relating to, the Company's deposit accounts by type (dollars in thousands):

                                                                                                 At December 31,
                                                                                                 ---------------
                                                                                                      1999
                                                                                                 ---------------
                                                                                                             % of
                                                                                               Amount        Deposits
                                                                                               ------        --------

         Noninterest-bearing deposits...................................................     $    88           7.90%
         Savings and NOW deposits.......................................................         453          40.66
         Money-market deposits..........................................................         362          32.50
                                                                                              ------         ------

                  Subtotal..............................................................         903          81.06
         Certificate of deposits:
                  4.00% - 4.99%.........................................................          10            .90
                  6.00% - 6.99%.........................................................         201          18.04
                                                                                              ------         ------

         Total certificates of deposit (1)..............................................         211          18.94
                                                                                              ------         ------

         Total deposit..................................................................     $ 1,114         100.00%
                                                                                               =====         ======

(1)      On  December  31,  1999 there were no  individual  retirement  accounts
         ("IRAs").


Jumbo certificates ($100,000 and over) mature as follows (in thousands):

                                                                                                       At December 31,
                                                                                                          1999

         Due over one year..................................................................              $ 201
                                                                                                            ===


Results of Operations

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, the Company's net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread;
(v) net interest margin. Average balances are based on average monthly balances.

                                                                                                       1999
                                                                                         -------------------------------
                                                                                                     Interest    Average
                                                                                         Average        and      Yield/
                                                                                         Balance     Dividends    Rate
                                                                                         -------     ---------    ----
Interest-earning assets:
     Loans......................................................................        $     58         5       8.62%
     Securities.................................................................             355        22       6.20
     Other interest-earning assets (1)..........................................           3,095       150       4.85
                                                                                          ------       ---

         Total interest-earning assets..........................................           3,508       177       5.05
                                                                                                       ---

Noninterest-earning assets......................................................             446
                                                                                          ------

         Total assets...........................................................        $  3,954
                                                                                          ======

Interest-bearing liabilities:
     Demand, money market and NOW deposits......................................              40         1       2.50
     Savings....................................................................              18         -         -
     Certificates of deposit....................................................              34         2       5.88
                                                                                          ------       ---

         Total interest-bearing liabilities.....................................              92         3       3.26
                                                                                                       ---

Noninterest-bearing liabilities.................................................              20
Stockholders' equity............................................................           3,842
                                                                                          ------

         Total liabilities and stockholders' equity.............................         $ 3,954
                                                                                          ======

Net interest/dividend income....................................................                     $ 174
                                                                                                       ===

Interest-rate spread (2)........................................................                                 1.79%
                                                                                                                 ====

Net interest margin (3).........................................................                                 4.96%
                                                                                                                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities.......................................           36.14
                                                                                           =====

(1)      Includes interest-bearing deposits and federal funds sold.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income dividend by average interest-earning assets.

                                      -17-

                              Results of Operations

Years Ended December 31, 1999

     General. Net loss for the year ended  December 31, 1999 was  $(298,904)  or
         $(.57) per share. During the year ended December 31, 1999 the Company had not achieved the average asset size necessary to operate profitably.

     Interest Income and Expense. Interest income totaled $177,385 for the year ended December 31, 1999. Interest income earned on loans was $4,994. The average loan portfolio balance for the year ended December 31, 1999 was $58,000 and the weighted average yield was 8.62%.

     Interest on securities was $22,069. The average investment securities portfolio was $.3 million with a weighted average yield of 6.2%. Interest on federal funds sold and deposits in banks totaled $150,322. The average balance of these assets was $3.1 million with a weighted average yield of 4.85%.

     Interest expense on deposit accounts  amounted to $3,048 for the year ended
         December 31, 1999. The weighted average cost of deposits was 3.26%.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 1999 was $24,300.

     Other Expense.  Other expense totaled  $815,527 for the year ended December
         31, 1999. Compensation and benefits was the largest, amounting to $282,591.

     Income Taxes. The Company recognized a credit for income taxes as well as a deferred tax asset because management believes it is more likely than not the Company will be able to generate taxable income in the future to offset these amounts.

                     Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.


                         Future Accounting Requirements

Financial Accounting Standards 133 - Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        FLORIDA BUSINESS BANCGROUP, INC.

                          Index to Financial Statements
                              at December 31, 1999

                                                                           Page

Independent Auditors' Report.................................................21


Consolidated Balance Sheets..................................................22


Consolidated Statement of Operations.........................................23


Consolidated Statements of Changes in Stockholders' Equity...................24


Consolidated Statements of Cash Flows........................................25


Notes to Consolidated Financial Statements................................26-38

                          Independent Auditors' Report



Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:


         We have audited the accompanying consolidated balance sheets of Florida Business BancGroup, Inc. (the "Company") at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for year ended December 31, 1999 and for the period from May 18, 1998 (Date of Incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from May 18, 1998 (Date of Incorporation) to December 31, 1998, in conformity with generally accepted accounting principles.





HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 26, 2000

                        FLORIDA BUSINESS BANCGROUP, INC.

                           Consolidated Balance Sheets

                                                                                     At December 31,
                                                                                     ---------------
                                                                                  1999            1998
                                                                                  ----            ----
    Assets
Cash and due from banks .................................................   $    129,671          16,272
Federal funds sold ......................................................      7,783,000            --
                                                                            ------------    ------------

              Total cash and cash equivalents ...........................      7,912,671          16,272

Securities available for sale ...........................................      3,411,722            --
Loans, net of allowance for loan losses of $24,300 ......................      1,580,625            --
Premises and equipment, net .............................................        560,201            --
Deferred income taxes ...................................................        248,041          49,597
Accrued interest receivable and other assets ............................        298,325          41,928
                                                                            ------------    ------------

              Total assets ..............................................   $ 14,011,585         107,797
                                                                            ============    ============

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits .................................         87,800            --
         Savings and NOW deposits .......................................        453,484            --
    Money market deposits ...............................................        361,573            --
         Time deposits ..................................................        211,069            --
                                                                            ------------    ------------

              Total deposits ............................................      1,113,926            --

    Official checks .....................................................         34,705            --
    Advances from Organizers ............................................           --           100,000
    Accrued interest payable and other liabilities ......................        130,545            --
                                                                            ------------    ------------

              Total liabilities .........................................      1,279,176         100,000
                                                                            ------------    ------------

Commitments (Notes 4, 6 and 15)

Stockholders' equity:
     Preferred stock:
         Designated Series A, $0.01 par value, redeemable at $100 per
           share, 10,000 shares so designated, 900 issued and outstanding           --            90,000
         Nondesignated, no par value, 1,999,100 shares authorized,
           none issued or outstanding ...................................           --              --
    Common stock, $.01 par value 10,000,000 shares authorized;
         1,320,700 shares issued and outstanding in 1999 and none in 1998         13,207            --
     Additional paid-in capital .........................................     13,130,921            --
     Accumulated deficit ................................................       (381,107)        (82,203)
     Accumulated other comprehensive income (loss) ......................        (30,612)           --
                                                                            ------------    ------------

         Total stockholders' equity .....................................     12,732,409           7,797
                                                                            ------------    ------------

              Total liabilities and stockholders' equity ................   $ 14,011,585         107,797
                                                                            ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                      Consolidated Statements of Operations

                                                                                                     Period from
                                                                                                     May 18, 1998
                                                                                                      (Date of
                                                                                                    Incorporation)
                                                                                        Year Ended       to
                                                                                       December 31,  December 31,
                                                                                       ------------  ------------
                                                                                          1999         1998
                                                                                          ----         ----
Interest income:
    Loans ..........................................................................   $   4,994         --
    Securities .....................................................................      22,069         --
    Federal funds sold and securities sold under agreements to repurchase ..........     150,322         --
                                                                                       ---------    ---------

              Total interest income ................................................     177,385         --

Interest expense, deposits .........................................................       3,048         --
                                                                                       ---------    ---------

Net interest income ................................................................     174,337         --

Provision for loan losses ..........................................................      24,300         --
                                                                                       ---------    ---------

              Net interest income after provision for loan losses ..................     150,037         --
                                                                                       ---------    ---------

Noninterest income:
    Income from stock proceeds held in escrow ......................................     183,798         --
    Other service charges and fees .................................................         258         --
     Other .........................................................................       2,555         --
                                                                                       ---------    ---------

              Total noninterest income .............................................     186,611         --
                                                                                       ---------    ---------

Noninterest expense:
    Compensation and  benefits .....................................................     282,591       61,077
    Occupancy and equipment ........................................................     163,760       10,116
    Advertising ....................................................................      42,781         --
    Professional fees ..............................................................     130,929       40,307
    Data processing ................................................................      34,474         --
    Other ..........................................................................     160,992       20,300
                                                                                       ---------    ---------

              Total noninterest expense ............................................     815,527      131,800
                                                                                       ---------    ---------

Loss before income tax benefit .....................................................    (478,879)    (131,800)

              Income tax benefit ...................................................    (179,975)     (49,597)
                                                                                       ---------    ---------

Net loss ...........................................................................   $(298,904)     (82,203)
                                                                                       =========    =========

              Basic and diluted loss per share.....................................    $    (.57)        --
                                                                                       =========    =========

Weighted-average number of common shares outstanding ...............................     528,280         --
                                                                                       =========    =========




See Accompanying Notes to Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                 Consolidated Statements of Stockholders' Equity


                                                                                                        Accumulated
                                                                                                           Other
                                        Designated Series A              Additional                     Comprehensive     Total
                                Preferred Stock         Common Stock       Paid-In     Accumulated         Income      Stockholders'
                                 Shares    Amount     Shares     Amount    Capital       Deficit          (Loss)          Equity
                               ---------   -------  --------     ---------------------------------------------------- -----------

Balance at May 18, 1998 (date
    of  incorporation) ..........  --     $   --          --    $  --          --        --                 --            --

Conversion of advances from
    organizers into 900 shares
    of preferred stock ..........   900     90,000        --       --          --        --                 --          90,000

Net loss for the period ended
    December 31, 1998 ...........  --         --          --       --          --     (82,203)              --         (82,203)
                                  ----      ----     ---------  -------  ----------  --------            -------    ----------

Balance at December 31,
    1998 ........................   900     90,000        --       --          --     (82,203)              --           7,797
                                                                                                                    -----------

Sale of common stock
    net of issuance cost ........  --         --     1,320,700   13,207  13,130,921      --                 --      13,144,128
                                                                                                                    -----------

Retirement of Series
    A preferred stock ...........  (900)   (90,000)       --       --          --        --                 --         (90,000)
                                                                                                                    -----------

Comprehensive income (loss):
    Net loss ....................  --         --          --       --          --    (298,904)              --        (298,904)

    Net change in unrealized loss
      on securities available
      for sale, net of tax of
      $18,469 ...................  --         --          --       --          --        --              (30,612)      (30,612)
                                                                                                                    -----------

    Comprehensive
      income (loss) .............  --         --          --       --          --        --                 --        (329,516)
                                  ----      ----     ---------  -------  ----------  --------            -------    ----------

Balance at December 31,
    1999 ........................  --     $   --     1,320,700  $13,207  13,130,921  (381,107)           (30,612)   12,732,409
                                  ====      ====     =========  =======  ==========  ========            =======    ==========














See Accompanying Notes to Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                      Consolidated Statements of Cash Flows

                                                                                                          Period From
                                                                                                         May 18, 1998
                                                                                                       (Incorporation)
                                                                                         Year Ended          to
                                                                                         December 31,    December 31,
                                                                                            1999            1998
                                                                                            ----            ----
Cash flows from operating activities:
    Net loss .........................................................................  $   (298,904)      (82,203)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation ................................................................        42,418          --
         Provision for loan losses ...................................................        24,300          --
         Deferred income tax benefit .................................................      (179,975)      (49,597)
         Amortization of loan fees, premiums and discounts ...........................         9,310          --
         Increase in accrued interest receivable and other assets ....................      (256,397)     (41,928)
         Increase in accrued interest payable and other liabilities ..................       130,545          --
                                                                                        ------------      --------

                  Net cash used in operating activities ..............................      (528,703)     (173,728)
                                                                                        ------------      --------

Cash flows from investing activities:
    Purchase of securities available for sale ........................................    (3,459,778)         --
    Net increase in loans ............................................................    (1,615,260)         --
    Purchase of premises and equipment ...............................................      (602,619)         --
                                                                                        ------------      --------

                  Net cash used in investing activities ..............................    (5,677,657)         --
                                                                                        ------------      --------

Cash flows from financing activities:
    Net increase in deposits .........................................................     1,113,926          --
    Net increase in official checks ..................................................        34,705          --
    Redemption of Preferred Stock ....................................................       (90,000)         --
    Stock offering costs .............................................................       (62,872)         --
    Sale of common stock .............................................................    13,207,000          --
    Advances from organizers .........................................................       717,269       190,000
    Repayment of advances from organizers ............................................      (817,269)         --
                                                                                        ------------      --------

                  Net cash provided by financing activities ..........................    14,102,759       190,000
                                                                                        ------------      --------

Net increase in cash and cash equivalents ............................................     7,896,399        16,272

Cash and cash equivalents at beginning of period .....................................        16,272          --
                                                                                        ------------      --------

Cash and cash equivalents at end of period ...........................................  $  7,912,671        16,272
                                                                                        ============      ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest ...................................................................$         2,374          --
                                                                                        ============      ========

         Income taxes................................................................$          --            --
                                                                                        ============      ========

    Noncash items:
         Change in accumulated other comprehensive income (loss), net of tax.........$        30,612          --
                                                                                        ============      ========

         Conversion of advances from organizers into preferred stock.................$        90,000          --
                                                                                        ============      ========


See Accompanying Notes to Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(1)  Summary of Significant Accounting Policies

     General.  Florida  Business  BancGroup,  Inc. (the  "Holding  Company") was
         incorporated on May 18, 1998 in the State of Florida for the purpose of operating as a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank (the "Bank"). The Holding Company's only business is the ownership and operations of the Bank. The Bank is a Florida-chartered commercial bank which opened for business November 10, 1999 (collectively, the "Company"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals in Hillsborough County, Florida.

         The Holding Company completed its public offering of 1,320,700 units, consisting of one common share and one warrant, at $10 per unit on August 7, 1999. The Company incurred offering costs of $47,426 which were deducted from the proceeds.

     Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.


     Use of  Estimates.   In  preparing  consolidated  financial  statements  in
         conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

     Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

     Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(1)  Summary of Significant Accounting Policies, Continued

     Loans  Receivable.  Loans  receivable  that  management  has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

         Loan  origination  fees  and  certain  direct   origination  costs  are
         capitalized and recognized as an adjustment of the yield of the related loan.

         The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

         All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

         Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

 (1)  Summary of Significant Accounting Policies, Continued

     Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

     Premises and Equipment. Premises, leasehold improvements and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line basis over the estimated useful life of each type of asset.

     Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

     Advances from Organizers. To provide an initial source of funds with which to pay organizational and preopening expenses, organizers have made contributions aggregating $817,269 and $190,000, respectively, during 1999 and 1998, respectively. Advances of $717,269 were repaid to organizers on September 22, 1999 from the proceeds of the Company's Common Stock offering. On September 29, 1998, $90,000 of these advances were converted into 900 shares of the Company's Series A preferred stock.

     Off-Balance-Sheet  Instruments.  In the  ordinary  course of  business  the
         Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

     Fair Values of  Financial  Instruments.  The  fair  value  of  a  financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

     Cash and Cash   Equivalents.   The  carrying   amounts  of  cash  and  cash
         equivalents approximate their fair value.

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(1)  Summary of Significant Accounting Policies, Continued

     Fair Values of Financial  Instruments,  Continued.

         Securities. Fair values for securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

         Accrued Interest Receivable.  Book value approximates fair value.

         Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     Advertising. The Company expenses all media advertising as incurred.

     Loss Per Share. Loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the year.

     Future Accounting Requirements. Statement of Financial Accounting Standards
         133 - Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(2)  Securities
         Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 1999 are as follows:


                                                             Amortized       Unrealized       Unrealized     Fair
                                                             Cost            Gains            Losses         Value
                                                             ----            -----            ------         -----

              U.S. Government agencies....................  $ 3,460,803          -               49,081      3,411,722
                                                              =========    ===========           ======      =========

          There were no sales of securities in 1999.

          The scheduled maturities of securities at December 31, 1999 are as follows:

                                                                                              Available for Sale
                                                                                              ------------------
                                                                                              Amortized      Fair
                                                                                              Cost           Value
                                                                                              ----           -----

              Due after one through five years............................................. $ 3,460,803      3,411,722
                                                                                              =========      =========

(3)  Loans
     The components of loans are as follows:
                                                                                                                At
                                                                                                          December 31,
                                                                                                          ------------
                                                                                                               1999
                                                                                                               ----

              Commercial real estate..................................................................    $ 1,440,000
              Commercial..............................................................................        160,260
              Consumer................................................................................         15,000
                                                                                                         ------------

                                                                                                            1,615,260

              Less:
                Deferred fees.........................................................................        (10,335)
                Allowance for loan losses.............................................................        (24,300)
                                                                                                           ----------

              Loans, net..............................................................................    $ 1,580,625
                                                                                                            =========

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(3)  Loans, Continued
     An analysis of the change in the allowance for loan losses follows:

                                                                                                         Year Ended
                                                                                                         December 31,
                                                                                                         ------------
                                                                                                            1999
                                                                                                            ----

              Beginning balance......................................................................... $   -
              Provision for credit losses...............................................................  24,300
              Charge-offs...............................................................................     -
              Recoveries................................................................................     -
                                                                                                         -------

                                                                                                         $24,300
                                                                                                         =======

          The Company had no impaired loans in 1999 or 1998.

(4)  Premises and Equipment
     A summary of premises and equipment follows:
                                                                                                  At December 31,
                                                                                                  ---------------
                                                                                                 1999        1998
                                                                                                 ----        ----

              Leasehold improvements........................................................   $   69,915     -
              Software.....................................................................       217,354     -
              Furniture, fixtures and equipment.............................................      315,350     -
                                                                                                  -------- -----

                  Total, at cost............................................................      602,619     -

                  Less accumulated depreciation.............................................      (42,418)    -
                                                                                                  ------- ------

              Premises and equipment, net...................................................    $ 560,201     -
                                                                                                  ======= ======

         The Company leases its facilities under an operating lease agreement with a term of approximately 5 years. The lease requires the Company to pay certain insurance, maintenance and real estate taxes also and contains renewal options. Rental payments are subject to an annual adjustment set forth in the lease agreement. Rent expense was $71,461 and $8,109 for the years ended December 31, 1999 and 1998, respectively.

Future  minimum  rental   commitments   under  this   noncancelable   lease  are
approximately as follows:

                                             Minimum
         Year Ending                         Annual
         December 31,                        Rental
         ------------                        ------

          2000.............................$ 182,000
          2001.............................  216,000
          2002.............................  221,000
          2003.............................  226,000
          Thereafter.......................  197,000
                                             -------
                                         $ 1,042,000
                                         ===========

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(5)  Deposits
     Time deposits included the following amounts:

                                                                                                       At December 31,
                                                                                                       ---------------
                                                                                                             1999
                                                                                                             ----

         Certificates of Deposit $100,000 and over....................................................   $  200,989
         Certificates of Deposit under $100,000.......................................................       10,080
                                                                                                           --------

                                                                                                         $  211,069
                                                                                                           ========

          A schedule of maturities of certificates of deposit follows:

              Year Ending
              December 31,                                                                 Amount
              ------------                                                                 ------

                  2000..............................................................     $  10,080
                  2001..............................................................        -
                  2002..............................................................        -
                  2003..............................................................        -
                  2004..............................................................       200,989
                                                                                           -------

                                                                                         $ 211,069
                                                                                         =========

(6) Financial Instruments

The Company  is  a  party  to  financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(6) Financial Instruments, Continued
The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                   At December 31, 1999        At December 31, 1998
                                                                 Carrying          Fair       Carrying           Fair
                                                                   Amount          Value       Amount            Value
                                                                   ------          -----       ------            -----
              Financial assets:
                  Cash and cash equivalents...................    $ 7,913          7,913        16               16
                  Securities available for sale...............      3,412          3,412        -                -
                  Loans.......................................      1,581          1,581        -                -
                  Accrued interest receivable.................         50             50        -                -


              Financial liabilities:
                  Deposit liabilities.........................      1,114          1,114        -               -
                  Advances from Organizers....................          -              -       100              100

         A  summary  of  the  notional   amounts  of  the  Company's   financial
         instruments,  with off balance  sheet risk at December 31, 1999 follows
         (in thousands):

              Unfunded loan commitments at variable rates.............................     $ 2,682
                                                                                             =====

              Available lines of credit...............................................    $    400
                                                                                             =====

(7)  Credit Risk

The  Company  grants  the  majority  of  its  loans  through  out   Hillsborough
         County,  Florida.  A significant  portion of its  borrowers  ability to honor their  contracts  is dependent  upon the economy of  Hillsborough
         County, Florida.

(8)  Income Taxes
     The income tax benefit consisted of the following:
                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                            1999              1998
                                                                                            ----              ----
              Deferred:
                  Federal............................................................       $(153,670)        (42,348)
                  State..............................................................         (26,305)         (7,249)
                                                                                             --------         -------

                     Total deferred benefit..........................................       $(179,975)        (49,597)
                                                                                             ========         =======

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

              Notes to Consolidated Financial Statements, Continued


(8)  Income Taxes, Continued
         The income tax benefit is different than that computed by applying the federal statutory rate as indicated in the following analysis:

                                                                           1999                        1998
                                                               --------------------------------------------
                                                                                       % of                    % of
                                                                                     Pretax                   Pretax
                                                                           Amount      Loss        Amount      Loss
              Income tax benefit at statutory Federal
                  income tax rate......................................  $(162,819) (34.0)%       $(44,812)   (34.0)%
              Increase (decreases) resulting from
                  State taxes, net of federal tax benefit..............    (17,361)  (3.6)          (4,785)    (3.6)
                  Other................................................        205      -                -        -
                                                                         ---------  -----         ---------   -----

                  Total deferred benefit...............................  $(179,975) (37.6)%       $(49,597)   (37.6)%
                                                                         =========  =====         ========    =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                                                 At December 31,
                                                                                                 ---------------
                                                                                               1999          1998
                                                                                               ----          ----

              Deferred tax assets:
                  Organization and start-up costs........................................   $ 228,897        49,438
                  Unrealized loss on securities available for sale.......................      18,469        -
                  Accumulated depreciation...............................................      19,009        -
                  Net operating loss carryforwards.......................................       1,615          159
                                                                                              -------       -------

                    Deferred tax assets..................................................     267,990        49,597
                                                                                              -------       -------

              Deferred tax liabilities:
                  Accrual to cash conversion.............................................      15,549        -
                  Allowance for loan losses..............................................       4,400        -
                                                                                              -------       -------

                    Deferred tax liabilities.............................................      19,949        -
                                                                                              -------       -------

                    Net deferred tax asset...............................................   $ 248,041        49,597
                                                                                              =======       =======

At December 31, 1999, the Company had net operating loss carryforwards for Federal and state income tax purposes as follows:

              Year Expires

                  2018...............................................    $    423
                  2019...............................................       3,870
                                                                            -----

                                                                          $ 4,293
                                                                            =====

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(9) Warrants
         The Company adopted a warrant plan providing for warrants to be issued in conjunction with the sale of the Company's common stock. One warrant and one share of common stock were sold as a unit in the Company's recently completed public offering. At December 31, 1999, 1,320,700 warrants were outstanding. Each warrant entitles the holder to purchase one share of common stock for $10 anytime during a thirty-six month period, however, the Company has the option to accelerate the warrant exercise period.

(10)  Preferred Stock
         The Board of Directors has the authority to provide for the issuance of Preferred Stock in series and to determine the number of shares of each series and the designation, powers, preferences and rights of each series. The Board of Directors has provided for the issuance of Class A preferred stock for the purpose of funding pre-opening expenses. Class A Preferred Stock is nonvoting stock which pay no mandatory dividend. The Company issued 900 shares of redeemable preferred stock to organizers at a price of $100 per share during 1999. The preferred stock was retired by the Company on September 22, 1999 for $90,000.

(11)  Stockholders' Equity
         As of December 31, 1999, the Company has sold 1,320,700 units (consisting of one share of common stock and one warrant) for an aggregate of $13,207,000. The Company incurred $62,872 in offering expenses relating to their public offering of the Company's common stock and warrants. Offering expenses were deducted from the proceeds received from the sale of common stock and warrants.

(12)  Related Party Transactions
         In the ordinary course of business, the Bank has granted loans to directors amounting to $100,260 at December 31, 1999. During the year ended December 31, 1999 total principal additions were $100,260. There was no principal payments during 1999. Deposit from these related parties at December 31, 1999 amounted to $80,988.

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(13) Regulatory Matters

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company.

         The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, the Bank met all capital adequacy requirements to which they are subject.

         To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages as of December 31, 1999 are also presented in the table (dollars in thousands).

                                                                                                     Minimum
                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                   For Capital Adequacy          Prompt Corrective
                                                 Actual                   Purposes:              Action Provisions:
                                                 ------                   ---------              ------------------
                                           Amount        %          Amount           %            Amount          %
                                           ------     -----         ------         -----          ------        -----
     As of December 31, 1999:
         Total capital to Risk-
           Weighted assets..               $ 7,934      191.35%        $ 332        8.00%          $ 415         10.00%
         Tier I Capital to Risk-
           Weighted Assets...........        7,910      190.76           166        4.00             249          6.00
         Tier I Capital
           to Total Assets...........        7,910       56.45           560        4.00             701          5.00

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(14)  Parent Company Only Financial Information

The Holding  Company's  financial  information  at  December 31, 1999  and  1998 and for the year ended December 31, 1999 and for the period from May 18, 1998 (Date of Incorporation) to December 31, 1998 is as follows:

                            Condensed Balance Sheets
                                 (In thousands)
                                                                 At December 31,
                                                                 ---------------
                                                                   1999    1998
                                                                   ----    ----
                  Assets

Cash .........................................................  $  4,505     16
Investment in subsidiary .....................................     8,214     --
Other assets .................................................       100     42
Deferred income taxes ........................................      --       50
                                                                --------   ----

    Total assets .............................................  $ 12,819    108
                                                                ========   ====

    Liabilities and Stockholders' Equity

Liabilities ..................................................        87    100
Stockholders' equity .........................................    12,732      8
                                                                --------   ----

    Total liabilities and stockholders' equity ...............  $ 12,819    108
                                                                ========   ====


                       Condensed Statements of Operations
                                 (In thousands)
                                                                    1999   1998
                                                                --------   ----

Revenues .....................................................  $    248     --
Expenses .....................................................        (3)  (132)
                                                                --------   ----

    Income (loss) before loss of subsidiary ..................       245   (132)

Loss of subsidiary ...........................................      (724)    --
                                                                --------   ----

Loss before income tax benefit ...............................      (479)  (132)

    Income tax benefit .......................................      (180)   (50)
                                                                --------   ----

    Net loss .................................................  $   (299)   (82)
                                                                ========   ====

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(14)  Parent Company Only Financial Information, Continued

                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                    1999       1998
                                                                    ----       ----
Cash flows from operating activities:
     Net loss ................................................  $   (299)       (82)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Equity in undistributed loss of subsidiaries ........       724         --
         Net increase in other assets ........................       (58)       (42)
         Increase in other liabilities .......................       (13)        --
         Provision (credit) in deferred tax assets ...........        50        (50)
                                                                               ----

         Net cash provided by (used in) operating activities .       404       (174)
                                                                --------       ----

Cash flows from financing activities:
     Net proceeds from issuance of common stock ..............    13,192         --
     Retirement of preferred stock ...........................       (90)        --
     Advances from organizers ................................       717        190
     Stock offering costs ....................................       (47)        --
     Repayment of advances from organizers ...................      (817)        --
     Investment in subsidiary ................................    (8,870)        --
                                                                --------       ----

         Net cash provided by financing activities ...........     4,085        190
                                                                --------       ----

Net increase in cash and cash equivalents ....................     4,489         16

Cash and cash equivalents at beginning of the year ...........        16         --
                                                                --------       ----

Cash and cash equivalents at end of year .....................  $  4,505         16
                                                                ========       ====


(15) Year 2000 Issues

The Company's  operating  and   financial  systems   have   been   found  to  be
         compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

              None.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

           FBBI hereby incorporates by reference the section entitled "Election of Directors" contained in pages 3 through 6 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 13, 2000.

ITEM 10.          EXECUTIVE COMPENSATION

           FBBI hereby incorporates by reference the section entitled "Report of the Board of Directors on Executive Compensation" contained at pages 7 through 9 of the Proxy Statement.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (a)    Security Ownership of Certain Beneficial Owners

                  FBBI hereby incorporates by reference the section entitled "Certain Shareholders" on page 2 through 3 of the Proxy Statement.

           (b)    Security Ownership of Management

                  FBBI hereby incorporates by reference the section entitled "Election of Directors" contained at pages 3 through 6 of the Proxy Statement.

           (c)    Changes in Control

                  There was no change in control during the period covered by this report.

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

           The Organizers were issued 900 shares of Series A Preferred Stock at $100 per share for an aggregate of $90,000, which was advanced to cover the initial organizational expenses. The preferred stock was redeemed prior to the Bank's commencement of operations. See Note (6) to Notes to Financial Statements.

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

      *10.2           Lease Agreement for Temporary Quarters

      *10.3           Outsourcing Agreement between Bay Cities Bank and M&I Data
                      Services

      *10.4           Lease Agreement for Permanent Office

       27.0           Financial Data Schedule (SEC Use Only)

           (b) Reports on Form 8-K. Registrant did not file a Form 8-K during the last quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Florida Business BancGroup, Inc.

Dated:   February 24, 2000            By:       /s/ A. Bronson Thayer
        -------------------------               ----------------------
                                                A. Bronson Thayer
                                                Chairman of the Board
                                                and Chief Executive Officer

Dated:   February 24, 2000            By:       /s/ Marti J. Warren
        -------------------------               --------------------
                                                Marti J. Warren
                                                Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:


      Signature                               Title                                 Date
      ---------                               -----                                 ----

/s/ Monroe E. Berman                         Director                         February 24, 2000
-------------------------------
Monroe E. Berkman


-------------------------------              Director
John C. Bierley


/s/ Troy A. Brown, Jr.                       Director                         February 24, 2000
-------------------------------
Troy A. Brown, Jr.


/s/ Frank G. Cisneros                        Director                         February 24, 2000
-------------------------------
Frank G. Cisneros


/s/ Lawrence H. Dimmitt, III                 Director                         February 24, 2000
-------------------------------
Lawrence H. Dimmitt, III


/s/ Timothy A. McGuire                President and Director                  February 24, 2000
-------------------------------
Timothy A. McGuire


/s/ Eric M. Newman                           Director                         February 24, 2000
-------------------------------
Eric M. Newman


/s/ Chris A. Peifer                          Director                         February 24, 2000
-------------------------------
Chris A. Peifer


/s/ A. Bronson Thayer           Chairman of the Board of Directors            February 24, 2000
-------------------------------
A. Bronson Thayer


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                                  EXHIBIT 27.0

                             Financial Data Schedule