Form 10QSB
period 2000-03-31
FLORIDA BUSINESS BANCGROUP INC
filed 2000-05-04
CIK 1071212

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to

Commission file number  333-65101

                        FLORIDA BUSINESS BANCGROUP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        FLORIDA                                           59-3517595
---------------------------------                      -------------------
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

2202 North Westshore Boulevard, Suite 150

            TAMPA, FLORIDA                                             33607
----------------------------------------                           ----------
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

YES  [X]    NO  [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, PAR VALUE $.01 PER SHARE              1,320,700 SHARES
--------------------------------------     -----------------------------------
         (CLASS)                              OUTSTANDING AT MARCH 31, 2000

Transitional Small Business Format (Check One):  YES  [ ]  NO  [X]

================================================================================

                        FLORIDA BUSINESS BANCGROUP, INC.

                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets -
       At March 31, 2000 (Unaudited) and At December 31, 1999...................................................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three Months ended March 31, 2000 and 1999...............................................................3

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
       Three Months ended March 31, 2000........................................................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three Months ended March 31, 2000 and 1999...............................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited).........................................6-7

     Review By Independent Certified Public Accountants.........................................................8

     Report on Review by Independent Certified Public Accountants...............................................9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................................................10-12

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................13

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS..................................................................................14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................14

SIGNATURES.....................................................................................................15


                        FLORIDA BUSINESS BANCGROUP, INC.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           2000               1999
                                                                                         ---------          ------------
                                                                                         (UNAUDITED)


                                               ASSETS

Cash and due from banks.............................................................. $     909,115            129,671
Federal funds sold and securities sold under agreements to repurchase................     9,655,422          7,783,000
                                                                                        -----------        ------------
              Total cash and cash equivalents........................................    10,564,537          7,912,671
Securities available for sale........................................................     3,411,973          3,411,722
Loans, net of allowance for loan losses of $80,970 and $24,300.......................     4,761,769          1,580,625
Federal Home Loan Bank stock.........................................................        24,500                 --
Premises and equipment, net..........................................................       630,093            560,201
Deferred income taxes................................................................       347,241            248,041
                                                                                                                    --
Accrued interest receivable and other assets.........................................       271,440            298,325
                                                                                       ------------        -----------
              Total assets...........................................................  $ 20,011,553         14,011,585
                                                                                         ==========         ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits..............................................       276,544             87,800
    Savings and NOW deposits.........................................................     1,761,869            453,484
    Money market deposits............................................................       633,950            361,573
    Time deposits....................................................................     4,670,953            211,069
                                                                                        -----------       -------------
              Total deposits.........................................................     7,343,316          1,113,926
    Official checks..................................................................        45,064             34,705
    Accrued interest payable and other liabilities...................................        59,658            130,545
                                                                                       ------------        -----------
              Total liabilities......................................................     7,448,038          1,279,176
                                                                                         ----------         -----------
Stockholders' equity:
     Preferred stock:
         Designated Series A, $0.01 par value, redeemable at $100 per
           share, 10,000 shares so designated, 900 issued and outstanding............           --                 --
         Nondesignated, no par value, 1,999,100 shares authorized,
           none issued or outstanding................................................           --                 --
    Common stock, $.01 par value 10,000,000 shares authorized;
         1,320,700 shares issued and outstanding.....................................        13,207             13,207
Additional paid-in capital...........................................................    13,130,921         13,130,921
    Accumulated deficit..............................................................      (548,471)          (381,107)
                                                                                                 --                 --
    Accumulated other comprehensive income (loss)....................................       (32,142)           (30,612)
                                                                                       ------------        -----------
              Total stockholders' equity.............................................    12,563,515         12,732,409
                                                                                         ----------         -----------
              Total liabilities and stockholders' equity.............................  $ 20,011,553         14,011,585
                                                                                         ==========         ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             ------------------
                                                                                            2000             1999
                                                                                            ----             ----
Interest income:
    Loans ...........................................................................   $    93,689             --
    Securities ......................................................................        54,129             --
    Federal funds sold and securities sold under
         agreements to repurchase ...................................................       105,689             --
                                                                                        -----------    -----------
             Total interest income ..................................................       253,507             --
Interest expense, deposits ..........................................................        39,324             --
                                                                                        -----------    -----------
              Net interest income ...................................................       214,183
Provision for loan losses ...........................................................        56,670             --
                                                                                        -----------    -----------
             Net interest income after provision for loan losses ....................       157,513             --
                                                                                        -----------    -----------
Noninterest income:
    Service charges and fees ........................................................         1,967             --
    Other income ....................................................................           393            969
                                                                                        -----------    -----------
            Total noninterest income ................................................         2,360            969
                                                                                        -----------    -----------

Total noninterest expenses:
    Salaries and employee benefits ..................................................       180,980         32,098
    Occupancy expenses ..............................................................       103,283         16,864
    Advertising .....................................................................        15,000
    Professional fees ...............................................................        28,161         53,738
    Data processing .................................................................        44,960
    Other expenses ..................................................................        53,170         30,684
                                                                                        -----------    -----------
            Total noninterest expenses ..............................................       425,554        133,384
                                                                                        -----------    -----------
Loss before income tax benefit ......................................................      (265,681)      (132,415)
            Income tax benefit ......................................................       (98,317)       (49,828)
                                                                                        -----------    -----------
Net loss ............................................................................   $  (167,364)       (82,587)
                                                                                        ===========    ===========
              Basic and diluted loss per share......................................    $      (.13)             *
                                                                                        ===========    ===========
Weighted-average number of common shares outstanding ................................     1,320,700              *
                                                                                        ===========    ===========
Dividends per share.................................................................    $        --             --
                                                                                        ===========    ===========

* The Company was in its Organizational phase, earnings per share amounts are not meaningful.


See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                           COMMON STOCK        ADDITIONAL               COMPREHENSIVE      TOTAL
                                                        -------------------     PAID-IN    ACCUMULATED     INCOME     STOCKHOLDERS'
                                                        SHARES       AMOUNT     CAPITAL      DEFICIT       (LOSS)         EQUITY
                                                        ------       ------   -----------    -------    ------------  --------------
Balance at December 31, 1999.........................   1,320,700   $ 13,207   13,130,921    (381,107)       (30,612)   12,732,409
                                                                                                                        ----------

Comprehensive income (loss):
     Net loss for the three Months ended March 31,
         2000 (unaudited)............................          --         --          --     (167,364)            --      (167,364)

     Net change in unrealized loss on securities
         available for sale, net tax of $883
         (unaudited).................................          --         --          --           --         (1,530)       (1,530)
                                                                                                                        ----------
     Comprehensive income (loss) (unaudited).........          --         --          --           --             --      (168,894)
                                                        ---------   --------   ----------    --------        -------    ----------
Balance at March 31, 2000 (unaudited)................   1,320,700   $ 13,207   13,130,921    (548,471)       (32,142)   12,563,515
                                                        =========   ========   ==========    ========        =======    ==========
















See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                               --------------------
                                                                                               2000            1999
                                                                                               ----            ----
Cash flows from operating activities:
    Net loss.........................................................................    $   (167,364)        (82,587)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation ................................................................         36,268              --
         Provision for loan losses ...................................................         56,670              --
         Deferred income tax benefit .................................................        (98,317)        (49,828)
         Amortization of loan fees, premiums and discounts ...........................          8,804              --
         Decrease (increase) in accrued interest receivable and other assets .........         26,885         (17,807)
         (Decrease) increase in accrued interest payable and other liabilities .......        (70,887)          8,435
                                                                                         ------------    ------------
                  Net cash used in operating activities ..............................       (207,941)       (141,787)
                                                                                         ------------    ------------
Cash flows from investing activities:
    Net increase in loans ............................................................     (3,249,282)             --
    Purchase of Federal Home Loan Bank stock .........................................        (24,500)             --
    Purchase of premises and equipment ...............................................       (106,160)        (24,723)
                                                                                         ------------    ------------
                  Net cash used in investing activities ..............................     (3,379,942)        (24,723)
                                                                                         ------------    ------------
Cash flows from financing activities:
    Net increase in deposits .........................................................      6,229,390              --
    Net increase in official checks ..................................................         10,359              --
    Advances from organizers .........................................................             --         200,000
                                                                                         ------------    ------------
                  Net cash provided by financing activities ..........................      6,239,749         200,000
                                                                                         ------------    ------------

Net increase in cash and cash equivalents ............................................      2,651,866          33,490

Cash and cash equivalents at beginning of period .....................................      7,912,671          16,272
                                                                                         ------------    ------------

Cash and cash equivalents at end of period ...........................................   $ 10,564,537          49,762
                                                                                         ============    ============

Supplemental disclosure of cash flow information: Cash paid during the year for:

         Interest ...................................................................    $     29,928              --
                                                                                         ============    ============

         Income taxes................................................................    $         --              --
                                                                                         ============    ============

    Noncash items:

         Change in accumulated other comprehensive income (loss), net of tax.........    $     (1,530)             --
                                                                                         ============    ============







See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL. Florida Business BancGroup, Inc. (the "Holding Company") was incorporated on May 18, 1998 in the State of Florida for the purpose of operating as a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank (the "Bank"). The Holding Company's only business is the ownership and operations of the Bank. The Bank is a Florida-chartered commercial bank which opened for business November 10, 1999 (collectively, the "Company"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals in Hillsborough County, Florida.

     The Holding Company completed its public offering of 1,320,700 units, consisting of one common share and one warrant, at $10 per unit on August 7, 1999. The Company incurred offering costs of $47,426 which were deducted from the proceeds.

     The Company's fiscal year end is December 31. In the opinion of the management, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000, the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

(2)  LOAN IMPAIRMENT AND LOSSES

     At March 31, 2000 and 1999 there were no impaired loans. The activity in the allowance for loan losses is as follows:

                                                                                                        MARCH 31,
                                                                                                ---------------------
                                                                                                2000            1999
                                                                                                ----            ----
              Balance at beginning of period...........................................        $ 24,300            --
              Provision for loan losses................................................          56,670            --
                                                                                                 ------       -------
              Balance at end of period.................................................        $ 80,970            --
                                                                                                 ======      ========

(3)  LOSS PER SHARE

     Basic and diluted loss per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company's common stock equivalents are not dilutive.

                        FLORIDA BUSINESS BANCGROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)  REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

     As of March 31, 2000, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                    TO BE WELL
                                                                        MINIMUM                  CAPITALIZED UNDER
                                                                      FOR CAPITAL               PROMPT CORRECTIVE
                                            ACTUAL                 ADEQUACY PURPOSES:            ACTION PROVISIONS:
                                       -------------------         ---------------------       ---------------------
                                       AMOUNT           %           AMOUNT           %          AMOUNT            %
                                       -------        ----         ----------      -----       ---------       -----
     AT MARCH 31, 2000:
         Total capital (to Risk-
         Weighted Assets)...........  $ 7,672           92.0%      $ 667            8.0%       $ 834            10.0%
         Tier I Capital (to Risk-
         Weighted Assets)...........    7,591           91.0         333            4.0          500             6.0
         Tier I Capital
         (to Average Assets)........    7,591           64.0         472            4.0          590             5.0

(5)  YEAR 2000 ISSUES

     The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

                        FLORIDA BUSINESS BANCGROUP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 6, 2000

                        FLORIDA BUSINESS BANCGROUP, INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2000 AND DECEMBER 31, 1999

GENERAL

Florida Business BancGroup, Inc. (the "Holding Company") was incorporated on May 18, 1998 in the State of Florida for the purpose of operating as a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank (the "Bank"). The Holding Company's only business is the ownership and operations of the Bank. The Bank is a Florida-chartered commercial bank which opened for business November 10, 1999 (collectively, the "Company"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals in Hillsborough County, Florida.

The Holding Company completed its public offering of 1,320,700 units, consisting of one common share and one warrant, at $10 per unit on August 7, 1999. The Company incurred offering costs of $47,426 which were deducted from the proceeds.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, the Company's primary sources of funds consisted of deposit inflows. The Company used its capital resources principally to fund existing and continuing loan commitments and to purchase loan participations. At March 31, 2000, the Company had commitments to originate loans totaling $3.7 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2000. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2000, the Bank had liquidity of approximately $13.7 million, or approximately 188% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2000.

                        FLORIDA BUSINESS BANCGROUP, INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

The following ratios and rates are presented for the dates and periods indicated:

                                                                      THREE MONTHS
                                                                          ENDED        YEAR ENDED
                                                                        MARCH 31,       DECEMBER 31,
                                                                          2000            1999
                                                                     --------------- ---------------
        Average equity as a percentage
           of average assets.........................................   74.27%             97.16%

        Equity to total assets at end of period......................   62.78%             90.87%

        Return on average assets (1).................................   (3.94)%           (7.56)%

        Return on average equity (1).................................   (5.30)%           (7.78)%

        Noninterest expenses to average assets (1)...................   10.04%             20.64%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period.............     --%                 --%


------------
(1)      Annualized for the three months ended March 31, 2000.

                                                                    (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

RESULTS OF OPERATIONS

The following table sets forth, for the period indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------------------
                                                                                                2000
                                                                         -------------------------------------------
                                                                                         INTEREST           AVERAGE
                                                                         AVERAGE           AND               YIELD/
                                                                         BALANCE        DIVIDENDS            RATE
                                                                         -------        ---------           --------
                                                                                    (DOLLARS IN THOUSANDS)
   Interest-earning assets:
   Loans (1)......................................................      $  3,732               94             10.08%
   Securities.....................................................         3,397               54              6.36
   Other interest-earning assets (2)..............................         7,965              106              5.32
                                                                          ------              ---
       Total interest-earning assets..............................        15,094              254              6.73
                                                                                              ---
Noninterest-earning assets........................................         1,879
                                                                          ------
       Total assets...............................................      $ 16,973
                                                                          ======                                 --
Interest-bearing liabilities:
   Savings, NOW, money-market deposit accounts....................         1,353                9              2.66
   Time deposits..................................................         1,916               30              6.26
                                                                          ------             ----
       Total interest-bearing liabilities.........................         3,269               39              4.77
                                                                                             ----
Noninterest-bearing liabilities...................................         1,099
Stockholders' equity..............................................        12,605
                                                                          ------                                 --
       Total liabilities and stockholders' equity.................      $ 16,973
                                                                          ======
Net interest income...............................................                          $ 215
                                                                                              ===                -=
Interest-rate spread (3)..........................................                                             1.96%
                                                                                                               ====
Net interest margin (4)...........................................                                             5.70%
                                                                                                               ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities...........................          4.62
                                                                         =======

--------------
(1)  Includes loans on nonaccrual status.

(2) Includes Federal Home Loan Bank stock, federal funds sold and securities purchased under agreements to resell.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

                        FLORIDA BUSINESS BANCGROUP, INC.

       COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

     GENERAL. Net loss for the three-months ended March 31, 2000 was $167,364 compared to $82,587 for 1999. The Bank commenced operations on November 10, 1999. At March 31, 2000, the Company had not achieved the asset size to operate profitably.

     INTEREST INCOME. Interest income was $253,507 for the three months ended March 31, 2000. Interest income earned on loans was $93,689. The average loan portfolio balance was $3.7 million for the three months ended March 31, 2000 and the average yield earned was 10.01%.

     INTEREST EXPENSE. Interest expense was $39,324 for the three months ended March 31, 2000. The average balance of interest-earning deposits was $3.2 million for the three months ended March 31, 2000 and the average cost was 4.77%.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended March 31, 2000 of $56,670 and the allowance for loan losses was $80,970 at March 31, 2000. Management believes the allowance is adequate at March 31, 2000.

     NONINTEREST EXPENSE. Noninterest expense was $425,554 for the three months ended March 31, 2000 compared to $133,384 for the three months ended March 31, 1999. This increase resulted from the commencement of banking operations.

     INCOME TAX BENEFIT. The income tax benefit for the three months ended March 31, 2000 was $98,317 (an effective rate of 37.0%) compared to $49,828 in 1999 (an effective rate of 37.6%)

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has no risk related to trading accounts, commodities or foreign exchange.

     Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1999.

                        FLORIDA BUSINESS BANCGROUP, INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Registrant has no pending legal proceedings as of March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company?s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked by a double asterisk (**) were previously filed in Amendment No. 1 to Registration Statement on Form SB-2; exhibits marked with a triple asterisk (***) were previously filed in Amendment No. 2 to Registration Statement on Form SB-2; and the exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2.

      EXHIBIT NO.          DESCRIPTION OF EXHIBIT
      -----------          ----------------------

      *       3.1          Articles of Incorporation of the Company
      *       3.2          By-laws of the Company
      *       4.1          Specimen Common Stock Certificate
      *       4.2          Specimen Warrant Certificate
      *       4.4          Warrant Plan
      **     10.1          Employment Contract Timothy A. McGuire
      *      10.2          Lease Agreement for Temporary Quarter
      *      10.3          Servicing Agreement with M&I Data Services
      ****   10.4          Lease Agreement for Permanent Office
             27.           Financial Data Schedule (for SEC use only)

      (b) REPORTS ON FORM 8-K. Registrant did not file a Form 8-K during the three months ended March 31, 2000.

                        FLORIDA BUSINESS BANCGROUP, INC.

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

                                    FLORIDA BUSINESS BANCGROUP, INC.
                                    (Registrant)

Date: May 4, 2000                   By:  /s/ A. BRONSON THAYER
                                         ---------------------------------
                                           A. Bronson Thayer, Chairman and
                                           Chief Executive Officer

Date: May 4, 2000                   By:  /s/ MARTI J. WARREN
                                         ---------------------------------
                                           Marti J. Warren,
                                            Principal Financial Officer