Form 10QSB
period 2000-06-30
FLORIDA BUSINESS BANCGROUP INC
filed 2000-08-02
CIK 1071212

===============================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number   333-65101
                       -------------


                        FLORIDA BUSINESS BANCGROUP, INC.
                        --------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


          Florida                                               59-3517595
          -------                                               ----------
  (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


2202 North Westshore Boulevard, Suite 150
            Tampa, Florida                                         33607
            --------------                                         -----
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

YES  [X]    NO  [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share              1,320,700 shares
--------------------------------------   --------------------------------------
                (CLASS)                        OUTSTANDING AT JULY 13, 2000


Transitional Small Business Format (Check One): YES  [ ]    NO  [X]




===============================================================================

                        FLORIDA BUSINESS BANCGROUP, INC.


                                     INDEX


PART I. FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----

   ITEM 1. FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets -
         At June 30, 2000 (Unaudited) and December 31, 1999..................2

      Condensed Consolidated Statements of Operations (Unaudited) -
         Three and Six Months ended June 30, 2000 and 1999...................3

      Condensed Consolidated Statement of Stockholders' Equity
         (Unaudited) - Six Months ended June 30, 2000........................4

      Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Six Months ended June 30, 2000 and 1999.............................5

      Notes to Condensed Consolidated Financial Statements (Unaudited).....6-7

      Review By Independent Certified Public Accountants.....................8

      Report on Review by Independent Certified Public Accountants...........9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................10-15

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS...............................................16

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................17

SIGNATURES..................................................................18

                        FLORIDA BUSINESS BANCGROUP, INC.


                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   JUNE 30,        DECEMBER 31,
      ASSETS                                                                         2000              1999
                                                                                 ------------      -----------
                                                                                  (UNAUDITED)

Cash and due from banks ....................................................     $  1,404,862          129,671
Federal funds sold and securities sold under agreements to repurchase ......        7,275,502        7,783,000
                                                                                 ------------      -----------

                   Total cash and cash equivalents .........................        8,680,364        7,912,671

Securities available for sale ..............................................       11,245,080        3,411,722
Loans, net of allowance for loan losses of $130,320 and $24,300 ............        7,945,038        1,580,625
Federal Home Loan Bank stock ...............................................           24,500               --
Premises and equipment, net ................................................          644,595          560,201
Deferred income taxes ......................................................          443,327          248,041
Accrued interest receivable and other assets ...............................          392,579          298,325
                                                                                 ------------      -----------

                   Total assets ............................................     $ 29,375,483       14,011,585
                                                                                 ============      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing demand deposits ..................................          607,381           87,800
      Savings and NOW deposits .............................................        1,025,942          453,484
      Money-market deposits ................................................        5,036,909          361,573
      Time deposits ........................................................       10,182,690          211,069
                                                                                 ------------      -----------

                   Total deposits ..........................................       16,852,922        1,113,926

      Official checks ......................................................           19,651           34,705
      Accrued interest payable and other liabilities .......................           97,293          130,545
                                                                                 ------------      -----------

                   Total liabilities .......................................       16,969,866        1,279,176
                                                                                 ------------      -----------

Stockholders' equity:
      Preferred stock:
            Designated Series A, $.01 par value, redeemable at $100 per
              share, 10,000 shares so designated, none issued or outstanding               --               --
            Nondesignated, no par value, 1,999,100 shares authorized,
              none issued or outstanding ...................................               --               --
      Common stock, $.01 par value 10,000,000 shares authorized;
            1,320,700 shares issued and outstanding ........................           13,207           13,207
      Additional paid-in capital ...........................................       13,130,921       13,130,921
      Accumulated deficit ..................................................         (696,212)        (381,107)
      Accumulated other comprehensive income (loss) ........................          (42,299)         (30,612)
                                                                                 ------------      -----------

                   Total stockholders' equity ..............................       12,405,617       12,732,409
                                                                                 ------------      -----------

                   Total liabilities and stockholders' equity ..............     $ 29,375,483       14,011,585
                                                                                 ============      ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                        ------------------------     -----------------------
                                                            2000          1999          2000          1999
                                                        -----------     --------     ----------     --------

Interest income:
      Loans ........................................    $   147,202           --        240,891           --
      Securities ...................................        112,504           --        166,633           --
      Federal funds sold and securities sold
            under agreements to repurchase .........        175,976           --        281,665           --
                                                        -----------     --------     ----------     --------

                 Total interest income .............        435,682           --        689,189           --

Interest expense, deposits .........................        183,652           --        222,976           --
                                                        -----------     --------     ----------     --------

                 Net interest income ...............        252,030           --        466,213           --

Provision for loan losses ..........................         49,350           --        106,020           --
                                                        -----------     --------     ----------     --------

                 Net interest income after provision
                   for loan losses .................        202,680           --        360,193           --
                                                        -----------     --------     ----------     --------

Noninterest income:
      Service charges and fees .....................          5,781           --          7,748           --
      Other income .................................          1,857            6          2,250          975
                                                        -----------     --------     ----------     --------

                 Total noninterest income ..........          7,638            6          9,998          975
                                                        -----------     --------     ----------     --------

Noninterest expenses:
      Salaries and employee benefits ...............        180,686       59,031        361,666       91,129
      Occupancy ....................................        101,078       33,670        204,361       52,534
      Advertising ..................................         15,818           --         30,818           --
      Professional fees ............................         47,006       22,614         75,167       76,352
      Data processing ..............................         41,778           --         86,738           --
      Other expenses ...............................         61,643       17,543        114,813       46,227
                                                        -----------     --------     ----------     --------

                 Total noninterest expenses ........        448,009      132,858        873,563      266,242
                                                        -----------     --------     ----------     --------

Loss before income tax benefit .....................       (237,691)    (132,852)      (503,372)    (265,267)

                 Income tax benefit ................        (89,950)     (49,992)      (188,267)     (99,820)
                                                        -----------     --------     ----------     --------

Net loss ...........................................    $  (147,741)     (82,860)      (315,105)    (165,447)
                                                        ===========     ========     ==========     ========

                 Basic and diluted loss per share ..    $      (.11)           *           (.24)           *
                                                        ===========     ========     ==========     ========

Weighted-average number of common shares
      outstanding ..................................      1,320,700            *      1,320,700            *
                                                        ===========     ========     ==========     ========

Dividends per share ................................             --           --             --           --
                                                        ===========     ========     ==========     ========




* The Company was in its Organizational phase, per share amounts are not meaningful.


See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2000



                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                         COMMON STOCK        ADDITIONAL               COMPREHENSIVE      TOTAL
                                                     --------------------     PAID-IN    ACCUMULATED      INCOME     STOCKHOLDERS'
                                                      SHARES      AMOUNT      CAPITAL      DEFICIT        (LOSS)         EQUITY
                                                     ---------    -------    ----------  -----------  -------------  -------------

Balance at December 31, 1999 ....................    1,320,700    $13,207    13,130,921    (381,107)      (30,612)     12,732,409
                                                                                                                      -----------

Comprehensive income (loss):
      Net loss for the six months ended June 30,
            2000 (unaudited) ....................           --         --            --    (315,105)           --        (315,105)

      Net change in unrealized loss on securities
            available for sale, net tax of $7,019
            (unaudited) .........................           --         --            --          --       (11,687)        (11,687)
                                                                                                                      -----------

      Comprehensive income (loss) (unaudited) ...           --         --            --          --            --        (326,792)
                                                     ---------    -------    ----------    --------       -------     -----------

Balance at June 30, 2000 (unaudited) ............    1,320,700    $13,207    13,130,921    (696,212)      (42,299)     12,405,617
                                                     =========    =======    ==========    ========       =======     ===========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                                SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                       ---------------------------
                                                                                           2000              1999
                                                                                       ------------       --------

Cash flows from operating activities:
      Net loss ....................................................................    $   (315,105)      (165,447)
                                                                                       ------------       --------
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation ..........................................................          75,234          5,957
            Provision for loan losses .............................................         106,020             --
            Deferred income tax benefit ...........................................        (188,267)       (99,820)
            Amortization of loan fees, premiums and discounts .....................          59,635             --
            Increase in accrued interest receivable and other assets ..............         (94,254)       (39,017)
            (Decrease) increase in accrued interest payable and other liabilities..         (33,252)       124,380
                                                                                       ------------       --------

                        Net cash used in operating activities .....................        (389,989)      (173,947)
                                                                                       ------------       --------

Cash flows from investing activities:
      Net increase in loans .......................................................      (6,530,068)            --
      Net purchase of available for sale securities ...............................      (7,852,064)            --
      Purchase of Federal Home Loan Bank stock ....................................         (24,500)            --
      Purchase of premises and equipment ..........................................        (159,628)      (269,709)
                                                                                       ------------       --------

                        Net cash used in investing activities .....................     (14,566,260)      (269,709)
                                                                                       ------------       --------

Cash flows from financing activities:
      Net increase in deposits ....................................................      15,738,996             --
      Net decrease in official checks .............................................         (15,054)            --
      Advances from organizers ....................................................              --        475,000
                                                                                       ------------       --------

                        Net cash provided by financing activities .................      15,723,942        475,000
                                                                                       ------------       --------

Net increase in cash and cash equivalents .........................................         767,693         31,344

Cash and cash equivalents at beginning of period ..................................       7,912,671         16,272
                                                                                       ------------       --------

Cash and cash equivalents at end of period ........................................    $  8,680,364         47,616
                                                                                       ============       ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
            Interest ..............................................................    $    192,340             --
                                                                                       ============       ========

            Income taxes ..........................................................    $         --             --
                                                                                       ============       ========

      Noncash items:
            Change in accumulated other comprehensive income (loss), net of tax ...    $     11,687             --
                                                                                       ============       ========





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

            The Company's fiscal year end is December 31. In the opinion of the management, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000, the results of operations for the three- and six-month periods ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

(2)      LOAN IMPAIRMENT AND LOSSES
         At June 30, 2000 and 1999 there were no impaired loans. The activity in the allowance for loan losses is as follows:

                                                                    JUNE 30,
                                                              -----------------
                                                                 2000      1999
                                                                 ----      ----

                   Balance at beginning of period...........  $  24,300       -
                   Provision for loan losses................    106,020       -
                                                              ---------    ----

                   Balance at end of period.................  $ 130,320       -
                                                              =========    ====

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

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

            As of June 30, 2000, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).


                                                                                           TO BE WELL
                                                                     MINIMUM            CAPITALIZED UNDER
                                                                   FOR CAPITAL          PROMPT CORRECTIVE
                                             ACTUAL             ADEQUACY PURPOSES:      ACTION PROVISIONS:
                                       --------------------    -------------------    ---------------------
                                       AMOUNT           %      AMOUNT           %     AMOUNT           %
                                       ------         -----    ------         ----    ------         -----

        AT JUNE 30, 2000:
         Total capital (to Risk-
         Weighted Assets) .......      $7,547         37.23%   $1,621         8.00%   $2,027         10.00%
         Tier I Capital (to Risk-
         Weighted Assets) .......       7,417         36.59       811         4.00     1,216          6.00
         Tier I Capital
         (to Average Assets) ....       7,417         26.51     1,119         4.00     1,399          5.00


                        FLORIDA BUSINESS BANCGROUP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three- and six-month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:


         We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2000 and 1999, the related statements of cash flows for the six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 11, 2000

                        FLORIDA BUSINESS BANCGROUP, INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

               COMPARISON OF JUNE 30, 2000 AND DECEMBER 31, 1999


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


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Company's primary sources of funds consisted of deposit inflows. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and purchase investments. At June 30, 2000, the Company had commitments to originate loans and unfunded lines of credit totaling $13.6 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2000. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2000, the Bank had liquidity of approximately $19.6 million, or approximately 93% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2000. See note 4 to the condensed consolidated financial statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

The following ratios and rates are presented for the dates and periods indicated:


                                                                     SIX MONTHS
                                                                        ENDED          YEAR ENDED
                                                                      JUNE 30,        DECEMBER 31,
                                                                        2000              1999
                                                                     ----------       ------------
        Average equity as a percentage
           of average assets.......................................     60.12%           97.16%

        Equity to total assets at end of period....................     42.23%           90.87%

        Return on average assets (1)...............................    (3.00)%          (7.56)%

        Return on average equity (1)...............................    (5.00)%          (7.78)%

        Noninterest expenses to average assets (1).................      8.34%           20.64%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period...........       -  %             -  %

------------------

(1)     Annualized for the six months ended June 30, 2000.

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


                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                  ----------------------------------
                                                                                                  2000
                                                                                  ----------------------------------
                                                                                                INTEREST     AVERAGE
                                                                                   AVERAGE         AND        YIELD/
                                                                                   BALANCE      DIVIDENDS     RATE
                                                                                  --------      ---------    -------
                                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans   ............................................................           $  6,014          147       9.78%
   Securities..........................................................              6,731          114       6.72
   Other interest-earning assets (1)...................................             11,358          176       6.20
                                                                                  --------         ----

       Total interest-earning assets...................................             24,103          436       7.24
                                                                                                   ----
Noninterest-earning assets.............................................              1,519
                                                                                  --------

       Total assets....................................................           $ 25,622
                                                                                  ========
Interest-bearing liabilities:
   Savings, NOW, money-market deposit accounts.........................              3,681           38       4.13
   Time deposits.......................................................              8,922          146       6.55
                                                                                  --------         ----
       Total interest-bearing liabilities..............................             12,603          184       5.84
                                                                                                   ----
Noninterest-bearing liabilities........................................                414
Stockholders' equity...................................................             12,605
                                                                                  --------

       Total liabilities and stockholders' equity......................           $ 25,622
                                                                                  ========
Net interest income....................................................                            $252
                                                                                                   ====
Interest-rate spread (2)...............................................                                       1.40%
                                                                                                              ====

Net interest margin (3)................................................                                       4.18%
                                                                                                              ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities................................               1.91
                                                                                      ====

------------------

(1) Includes Federal Home Loan Bank stock, federal funds sold and securities purchased under agreements to resell.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

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


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                                 2000
                                                                                  --------------------------------
                                                                                              INTEREST     AVERAGE
                                                                                  AVERAGE        AND        YIELD/
                                                                                  BALANCE     DIVIDENDS      RATE
                                                                                  -------     ---------    -------
                                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans...............................................................           $  4,873       241        9.89%
   Securities..........................................................              5,085       167        6.57
   Other interest-earning assets (1)...................................              9,851       281        5.70
                                                                                    ------      ----

       Total interest-earning assets...................................             19,809       689        6.96
                                                                                                ----
Noninterest-earning assets.............................................              1,148
                                                                                   -------

       Total assets....................................................            $20,957
                                                                                   =======
Interest-bearing liabilities:
   Savings, NOW, money-market deposit accounts.........................              2,517        48        3.81
   Time deposits.......................................................              5,419       175        6.46
                                                                                   -------      ----

       Total interest-bearing liabilities..............................              7,936       223        5.62
                                                                                                ----
Noninterest-bearing liabilities........................................                416
Stockholders' equity...................................................             12,605
                                                                                   -------

       Total liabilities and stockholders' equity......................            $20,957
                                                                                   =======
Net interest income....................................................                         $466
                                                                                                ====
Interest-rate spread (2)...............................................                                     1.34%
                                                                                                            ====

Net interest margin (3)................................................                                     4.70%
                                                                                                            ====
Ratio of average interest-earning assets to average
   interest-bearing liabilities........................................               2.50
                                                                                      ====

------------------

(1) Includes Federal Home Loan Bank stock, federal funds sold and securities purchased under agreements to resell.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                        FLORIDA BUSINESS BANCGROUP, INC.

       COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net loss for the three-months ended June 30, 2000 was $147,741 compared to $82,860 for 1999. The Bank commenced operations on November 10, 1999. At June 30, 2000, the Company had not achieved the asset size necessary to operate profitably.

INTEREST INCOME. Interest income was $435,682 for the three months ended June
      30, 2000. Interest income earned on loans was $147,202. The average loan portfolio balance was $6.0 million for the three months ended June 30, 2000 and the average yield earned was 9.78%.

INTEREST EXPENSE. Interest expense was $183,652 for the three months ended June
      30, 2000. The average balance of interest-earning deposits was $12.6 million for the three months ended June 30, 2000 and the average cost was 5.84%.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended June 30, 2000 of $49,350 and the allowance for loan losses was $130,320 at June 30, 2000. Management believes the allowance for loan losses is adequate at June 30, 2000.

NONINTEREST EXPENSE. Noninterest expense was $448,009 for the three months ended
      June 30, 2000 compared to $132,858 for the three months ended June 30, 1999. This increase resulted from the commencement of banking operations.

INCOME TAX BENEFIT. The income tax benefit for the three months ended June 30, 2000 was $89,950 (an effective rate of 38%) compared to $49,992 in 1999 (an effective rate of 38%). Management believes it is more likely than not that the benefit and deferred tax asset recognized will be realized in future periods.

                        FLORIDA BUSINESS BANCGROUP, INC.

        COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net loss for the six-months ended June 30, 2000 was $315,105 compared to $165,447 for 1999. The Bank commenced operations on November 10, 1999. At June 30, 2000, the Company had not achieved the asset size necessary to operate profitably.

INTEREST INCOME. Interest income was $689,189 for the six months ended June 30, 2000. Interest income earned on loans was $240,891. The average loan portfolio balance was $4.9 million for the six months ended June 30, 2000 and the average yield earned was 9.89%.

INTEREST EXPENSE. Interest expense was $222,976 for the six months ended June
      30, 2000. The average balance of interest-earning deposits was $7.9 million for the six months ended June 30, 2000 and the average cost was 5.62%.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the six months ended June 30, 2000 of $106,020 and the allowance for loan losses was $130,320 at June 30, 2000. Management believes the allowance is adequate at June 30, 2000.

NONINTEREST EXPENSE. Noninterest expense was $873,563 for the six months ended
      June 30, 2000 compared to $266,242 for the six months ended June 30, 1999. This increase resulted from the commencement of banking operations.

INCOME TAX BENEFIT. The income tax benefit for the six months ended June 30, 2000 was $188,267 (an effective rate of 38%) compared to $99,820 in 1999 (an effective rate of 38%). Management believes it is more likely than not that the benefit and deferred tax asset recognized will be realized in future periods.

                        FLORIDA BUSINESS BANCGROUP, INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Registrant has no pending legal proceedings as of June 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Florida Business Bancgroup, Inc., Inc., was held on April 18, 2000, to consider the election of eleven directors. Shareholders elected eleven directors with terms expiring at the Annual Meeting in 2002, 2003 and 2004. The shareholders also voted upon the adoption of the 2000 key employee stock compensation program, the adoption of the 2000 directors' stock option plan and the ratification of the independent auditors.

At the Annual Meeting, 1,013,330 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, there terms and a summary of the votes cast for each nominee:

                           TERM
CLASS I                   EXPIRING           FOR          AGAINST       ABSTAIN
-------                   --------        ---------       ------        -------
Johnny R. Adcock             2001         1,013,330          -             -
Jeff Huenink                 2001         1,013,330          -             -
Eiji Sadato                  2001         1,013,330          -             -
A. Bronson Thayer            2001         1,013,330          -             -

CLASS II
--------
John c. Bierley              2002         1,013,330          -             -
John B. Caswell              2002         1,013,330          -             -
Robert A. Monroe             2002         1,013,330          -             -
Eric C. Newman               2002         1,013,330          -             -

CLASS III
---------
Frank G. Cisners             2003         1,013,330          -             -
Lawrence H. Dimmitt          2003         1,013,330          -             -
Timothy McGuire              2003         1,013,330          -             -

The shareholder vote on the three other matters considered at the meeting was as follows:



                                                            FOR            AGAINST         ABSTAIN          NONVOTE
                                                         ---------         -------         -------          -------
Adoption of the 2000 key employee stock                    989,830         15,000            -               8,500
The adoption of the 2000 directors' stock option plan      988,830         15,000           1,000            8,500
Ratification of the independent auditors                 1,012,330           -              1,000             -

                        FLORIDA BUSINESS BANCGROUP, INC.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked by a double asterisk (**) were previously filed in Amendment No. 1 to Registration Statement on Form SB-2; exhibits marked with a triple asterisk (***) were previously filed in Amendment No. 2 to Registration Statement on Form SB-2; and the exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2. The exhibits marked with five asterisks (*****) were previously filed as part of the Company's Definitive Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000.

         EXHIBIT NO.         DESCRIPTION OF EXHIBIT
         -----------         ----------------------

         *      3.1          Articles of Incorporation of the Company
         *      3.2          By-laws of the Company
         *      4.1          Specimen Common Stock Certificate
         *      4.2          Specimen Warrant Certificate
         *      4.4          Warrant Plan
         **    10.1          Employment Contract Timothy A. McGuire
         *     10.2          Lease Agreement for Temporary Quarter
         *     10.3          Servicing Agreement with M&I Data Services
         ****  10.4          Lease Agreement for Permanent Office
         ***** 10.5          2000 Key Employee Stock Compensation Program
         ***** 10.6          2000 Directors' Stock Option Plan
               27.           Financial Data Schedule (for SEC use only)

         (b) REPORTS ON FORM 8-K. Registrant did not file a Form 8-K during the three months ended June 30, 2000.

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


                                       FLORIDA BUSINESS BANCGROUP, INC.
                                          (Registrant)




Date: August 2, 2000                   By: /s/ A. Bronson Thayer
                                           ------------------------------------
                                           A. Bronson Thayer, Chairman and
                                           Chief Executive Officer




Date: August 2, 2000                   By: /s/ Marti J. Warren
                                           ------------------------------------
                                           Marti J. Warren, Principal Financial
                                           Officer