Form 10QSB
period 2000-09-30
FLORIDA BUSINESS BANCGROUP INC
filed 2000-11-14
CIK 1071212

===============================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                              -----------  ----------

Commission file number  333-65101
                      --------------


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


YES [X]     NO [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                 1,320,700 shares
--------------------------------------        ---------------------------------
              (CLASS)                         OUTSTANDING AT SEPTEMBER 30, 2000


Transitional Small Business Format (Check One): YES [ ]   NO [X]




===============================================================================

                        FLORIDA BUSINESS BANCGROUP, INC.


                                     INDEX

                                                                                     PAGE
                                                                                     ----
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets -
        At September 30, 2000 (Unaudited) and December 31, 1999.....................     2

      Condensed Consolidated Statements of Operations (Unaudited) -
        Three and Nine Months ended September 30, 2000 and 1999.....................     3

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
        Nine Months ended September 30, 2000........................................     4

      Condensed Consolidated Statements of Cash Flows (Unaudited) -
        Nine Months ended September 30, 2000 and 1999...............................     5

      Notes to Condensed Consolidated Financial Statements (Unaudited)..............   6-7

      Review By Independent Certified Public Accountants............................     8

      Report on Review by Independent Certified Public Accountants..................     9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.................................................... 10-15

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS.......................................................     16

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................     16

SIGNATURES.........................................................................     17


                        FLORIDA BUSINESS BANCGROUP, INC.


                         PART I. FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2000             1999
                                                                               ------------     -----------
                                                                               (UNAUDITED)

  ASSETS

Cash and due from banks ...................................................    $    829,372         129,671
Federal funds sold and securities sold under agreements to repurchase .....       4,016,520       7,783,000
                                                                               ------------     -----------

                Total cash and cash equivalents ...........................       4,845,892       7,912,671

Securities available for sale .............................................      11,356,413       3,411,722
Loans, net of allowance for loan losses of $226,770 and $24,300 ...........      15,037,970       1,580,625
Federal Home Loan Bank stock ..............................................          24,500              --
Premises and equipment, net ...............................................         621,324         560,201
Deferred income taxes .....................................................         470,481         248,041
Accrued interest receivable and other assets ..............................         414,427         298,325
                                                                               ------------     -----------

                Total assets ..............................................    $ 32,771,007      14,011,585
                                                                               ============     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Noninterest-bearing demand deposits ..................................       1,615,064          87,800
     Savings and NOW deposits .............................................         926,700         453,484
     Money-market deposits ................................................       5,618,725         361,573
     Time deposits ........................................................      11,998,371         211,069
                                                                               ------------     -----------

                Total deposits ............................................      20,158,860       1,113,926

     Official checks ......................................................         105,913          34,705
     Accrued interest payable and other liabilities .......................         141,904         130,545
                                                                               ------------     -----------

                Total liabilities .........................................      20,406,677       1,279,176
                                                                               ------------     -----------

Stockholders' equity:
      Preferred stock:
           Designated Series A, $.01 par value, redeemable at $100 per
             share, 10,000 shares so designated, none issued or outstanding              --              --
           Nondesignated, no par value, 1,999,100 shares authorized,
             none issued or outstanding ...................................              --              --
     Common stock, $.01 par value 10,000,000 shares authorized;
           1,320,700 shares issued and outstanding ........................          13,207          13,207
Additional paid-in capital ................................................      13,130,921      13,130,921
     Accumulated deficit ..................................................        (813,117)       (381,107)
     Accumulated other comprehensive income (loss) ........................          33,319         (30,612)
                                                                               ------------     -----------

                Total stockholders' equity ................................      12,364,330      12,732,409
                                                                               ------------     -----------

                Total liabilities and stockholders' equity ................    $ 32,771,007      14,011,585
                                                                               ============     ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                       FLORIDA BUSINESS BANCGROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      ------------------------     -----------------------
                                                          2000          1999          2000          1999
                                                      -----------     --------     ----------     --------

Interest income:
     Loans .......................................    $   304,445           --        545,336           --
     Securities ..................................        191,982           --        358,615           --
     Federal funds sold and securities sold
           under agreements to repurchase ........         89,345      189,149        371,010      190,124
                                                      -----------     --------     ----------     --------

               Total interest income .............        585,772      189,149      1,274,961      190,124

Interest expense, deposits .......................        251,347           --        474,323           --
                                                      -----------     --------     ----------     --------

               Net interest income ...............        334,425      189,149        800,638      190,124

Provision for loan losses ........................         96,450           --        202,470           --
                                                      -----------     --------     ----------     --------

               Net interest income after provision
                 for loan losses .................        237,975      189,149        598,168      190,124
                                                      -----------     --------     ----------     --------

Noninterest income:
     Service charges and fees ....................         11,114           --         18,862           --
     Other income ................................            381           --          2,631           --
                                                      -----------     --------     ----------     --------

               Total noninterest income ..........         11,495           --         21,493           --
                                                      -----------     --------     ----------     --------

Noninterest expenses:
     Salaries and employee benefits ..............        198,805       57,997        560,471      149,126
     Occupancy ...................................        105,247       30,653        309,608       83,187
     Advertising .................................         15,000           --         45,818           --
     Professional fees ...........................         18,858       56,327         94,025      132,678
     Data processing .............................         39,073           --        125,811           --
     Other expenses ..............................         62,110       63,993        176,923      110,222
                                                      -----------     --------     ----------     --------

               Total noninterest expenses ........        439,093      208,970      1,312,656      475,213
                                                      -----------     --------     ----------     --------

Loss before income tax benefit ...................       (189,623)     (19,821)      (692,995)    (285,089)

               Income tax benefit ................        (72,718)      (7,459)      (260,985)    (107,279)
                                                      -----------     --------     ----------     --------

Net loss .........................................    $  (116,905)     (12,362)      (432,010)    (177,810)
                                                      ===========     ========     ==========     ========

               Basic and diluted loss per share...    $      (.09)           *           (.33)           *
                                                      ===========     ========     ==========     ========

Weighted-average number of common shares
     outstanding .................................      1,320,700            *      1,320,700            *
                                                      ===========     ========     ==========     ========

Dividends per share ..............................             --           --             --           --
                                                      ===========     ========     ==========     ========

* The Company was in its Organizational phase, per share amounts are not meaningful.




See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000



                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                         COMMON STOCK         ADDITIONAL               COMPREHENSIVE     TOTAL
                                                      --------------------      PAID-IN   ACCUMULATED      INCOME     STOCKHOLDERS'
                                                       SHARES      AMOUNT       CAPITAL     DEFICIT        (LOSS)        EQUITY
                                                      ---------    -------    ----------  -----------  -------------  ------------

Balance at December 31, 1999 .....................    1,320,700    $13,207    13,130,921    (381,107)      (30,612)     12,732,409
                                                                                                                       -----------

Comprehensive income (loss):
      Net loss for the nine months ended September
           30, 2000 (unaudited) ..................           --         --            --    (432,010)           --        (432,010)

      Net change in unrealized loss on securities
           available for sale, net tax of $38,545
           (unaudited) ...........................           --         --            --          --        63,931          63,931
                                                                                                                       -----------

      Comprehensive income (loss) (unaudited) ....           --         --            --          --            --        (368,079)
                                                      ---------    -------    ----------    --------       -------     -----------

Balance at September 30, 2000 (unaudited) ........    1,320,700    $13,207    13,130,921    (813,117)       33,319      12,364,330
                                                      =========    =======    ==========    ========       =======     ===========

























See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    ------------     -----------
Cash flows from operating activities:
     Net loss ..................................................................    $   (432,010)       (177,810)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation ........................................................         116,217          16,865
           Provision for loan losses ...........................................         202,470              --
           Deferred income tax benefit .........................................        (260,985)       (107,279)
           Amortization of loan fees, premiums and discounts ...................          86,813              --
           Increase in accrued interest receivable and other assets ............        (116,102)        (38,885)
           Increase in accrued interest payable and other liabilities ..........          11,359         179,644
                                                                                    ------------     -----------

                     Net cash used in operating activities .....................        (392,238)       (127,465)
                                                                                    ------------     -----------

Cash flows from investing activities:
     Net increase in loans .....................................................     (13,746,628)             --
     Net purchase of available for sale securities .............................      (7,868,854)             --
     Principal paydowns on available for sale securities .......................          26,639              --
     Purchase of Federal Home Loan Bank stock ..................................         (24,500)             --
     Purchase of premises and equipment ........................................        (177,340)       (313,011)
                                                                                    ------------     -----------

                     Net cash used in investing activities .....................     (21,790,683)       (313,011)
                                                                                    ------------     -----------

Cash flows from financing activities:
     Net increase in deposits ..................................................      19,044,934              --
     Net decrease in official checks ...........................................          71,208              --
     Repayments of advances from organizers ....................................              --        (100,000)
     Redemption of designated Series A preferred stock .........................              --         (90,000)
     Issuance of common stock ..................................................              --      13,159,574
                                                                                    ------------     -----------

                     Net cash provided by financing activities .................      19,116,142      12,969,574
                                                                                    ------------     -----------

Net (decrease) increase in cash and cash equivalents ...........................      (3,066,779)     12,529,098

Cash and cash equivalents at beginning of period ...............................       7,912,671          16,272
                                                                                    ------------     -----------

Cash and cash equivalents at end of period .....................................    $  4,845,892      12,545,370
                                                                                    ============     ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
           Interest ............................................................    $    438,703              --
                                                                                    ============     ===========

           Income taxes ........................................................    $         --              --
                                                                                    ============     ===========

     Noncash items:
           Change in accumulated other comprehensive income, net of tax ........    $     63,931              --
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

         The Company's fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000, the results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

(2)  LOAN IMPAIRMENT AND LOSSES
     At September 30, 2000 and 1999 management had not identified any impaired loans. The activity in the allowance for loan losses is as follows:

                                                         SEPTEMBER 30,
                                                      2000          1999
                                                    ---------       ----

                  Balance at beginning of period    $  24,300        --
                  Provision for loan losses ....      202,470        --
                                                    ---------       ----

                  Balance at end of period .....    $ 226,770        --
                                                    =========       ====

(3)  LOSS PER SHARE
     Basic and diluted loss per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company's common stock equivalents were not dilutive.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

         As of September 30, 2000, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                     TO BE WELL
                                                               MINIMUM            CAPITALIZED UNDER
                                                             FOR CAPITAL          PROMPT CORRECTIVE
                                         ACTUAL           ADEQUACY PURPOSES:      ACTION PROVISIONS:
                                  ------------------      ------------------      -----------------
                                  AMOUNT         %        AMOUNT         %        AMOUNT        %
                                  ------       -----      ------       -----      ------      -----
AT SEPTEMBER 30, 2000:
      Total capital (to Risk-
      Weighted Assets) .......    $7,457       24.00%     $2,477       8.00%     $3,096       10.00%
      Tier I Capital (to Risk-
      Weighted Assets) .......     7,230       23.00       1,239       4.00       1,858        6.00
      Tier I Capital
      (to Average Assets) ....     7,230       23.00       1,253       4.00       1,567        5.00


                        FLORIDA BUSINESS BANCGROUP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three- and nine-month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:


         We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 10, 2000

                        FLORIDA BUSINESS BANCGROUP, INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

             COMPARISON OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Company's primary sources of funds consisted of deposit inflows. The Company used its capital resources principally to fund existing and continuing loan commitments, to purchase loan participations and purchase securities. At September 30, 2000, the Company had commitments to originate loans and unfunded lines of credit totaling $23.0 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2000. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2000, the Bank had liquidity of approximately $15.9 million, or approximately 63.6% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2000. See note 4 to the condensed consolidated financial statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


The following ratios and rates are presented for the dates and periods indicated:


                                                               NINE MONTHS
                                                                  ENDED          YEAR ENDED
                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  2000              1999
                                                              -------------     ------------
         Average equity as a percentage
            of average assets ............................       50.37 %           97.16 %

         Equity to total assets at end of period .........       37.73 %           90.87 %

         Return on average assets (1) ....................       (2.35)%           (7.56)%

         Return on average equity (1) ....................       (4.67)%           (7.78)%

         Noninterest expenses to average assets (1) ......        7.15 %           20.64 %

         Nonperforming loans and foreclosed real estate as
            a percentage of total assets at end of period           -- %              -- %


---------------
(1) Annualized for the nine months ended September 30, 2000.


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


                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------------
                                                                                   2000
                                                                  ------------------------------------
                                                                                 INTEREST      AVERAGE
                                                                  AVERAGE           AND         YIELD/
                                                                  BALANCE        DIVIDENDS       RATE
                                                                  --------       ---------     -------
                                                                          (DOLLARS IN THOUSANDS)

Interest-earning assets:
    Loans    ..................................................   $ 11,972           304        10.16%
    Securities.................................................     11,252           192         6.83
    Other interest-earning assets (1)..........................      5,425            89         6.56
                                                                  --------         -----

        Total interest-earning assets..........................     28,649           585         8.17
                                                                                   -----

Noninterest-earning assets.....................................      2,216
                                                                  --------

        Total assets...........................................   $ 30,865
                                                                  ========

Interest-bearing liabilities:
    Savings, NOW, money-market deposit accounts................      6,267            72         4.60
    Time deposits..............................................     10,828           179         6.61
                                                                  --------         -----

        Total interest-bearing liabilities.....................     17,095           251         5.87
                                                                                   -----

Noninterest-bearing liabilities................................      1,546
Stockholders' equity...........................................     12,224
                                                                  --------

        Total liabilities and stockholders' equity.............   $ 30,865
                                                                  ========

Net interest income............................................                    $ 334
                                                                                   =====

Interest-rate spread (2).......................................                                  2.30%
                                                                                                 ====

Net interest margin (3)........................................                                  4.66%
                                                                                                 ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities.......................       1.68
                                                                      ====


---------------

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


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------------
                                                                                   2000
                                                                  ------------------------------------
                                                                                 INTEREST      AVERAGE
                                                                  AVERAGE           AND         YIELD/
                                                                  BALANCE        DIVIDENDS       RATE
                                                                  --------       ---------     -------
                                                                          (DOLLARS IN THOUSANDS)

Interest-earning assets:
    Loans......................................................   $  7,256            545       10.01%
    Securities.................................................      7,141            358        6.68
    Other interest-earning assets (1)..........................      8,161            371        6.06
                                                                  --------          -----

        Total interest-earning assets..........................     22,558          1,274        7.53
                                                                                    -----

Noninterest-earning assets.....................................      1,926
                                                                  --------

        Total assets...........................................   $ 24,484
                                                                  ========

Interest-bearing liabilities:
    Savings, NOW, money-market deposit accounts................      3,717            120        4.30
    Time deposits..............................................      7,234            354        6.52
                                                                  --------          -----

        Total interest-bearing liabilities.....................     10,951            474        5.77
                                                                                    -----

Noninterest-bearing liabilities................................      1,200
Stockholders' equity...........................................     12,333
                                                                  --------

        Total liabilities and stockholders' equity.............   $ 24,484
                                                                  ========

Net interest income............................................                     $ 800
                                                                                    =====

Interest-rate spread (2).......................................                                  1.76%
                                                                                                =====

Net interest margin (3)........................................                                  4.73%
                                                                                                =====

Ratio of average interest-earning assets to average
    interest-bearing liabilities...............................       2.06
                                                                      ====


---------------

(1) Includes Federal Home Loan Bank stock, federal funds sold and securities purchased under agreements to resell.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

                        FLORIDA BUSINESS BANCGROUP, INC.

    COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


     GENERAL. Net loss for the three-months ended September 30, 2000 was $117,000 compared to $12,000 for 1999. The Bank commenced operations on November 10, 1999. At September 30, 2000, the Company had not achieved the asset size necessary to operate profitably.

     INTEREST INCOME. Interest income was $585,000 for the three months ended
         September 30, 2000. Interest income earned on loans was $304,000. The average loan portfolio balance was $12.0 million for the three months ended September 30, 2000 and the average yield earned was 10.16%.

     INTEREST EXPENSE. Interest expense was $251,000 for the three months ended
         September 30, 2000. The average balance of interest-bearing deposits was $17.1 million for the three months ended September 30, 2000 and the average cost was 5.87%.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended September 30, 2000 of $96,000 and the allowance for loan losses was $227,000 at September 30, 2000. Management believes the allowance for loan losses is adequate at September 30, 2000.

     NONINTEREST EXPENSE. Noninterest expense was $439,000 for the three months ended September 30, 2000 compared to $209,000 for the three months ended September 30, 1999. This increase resulted from the commencement of banking operations.

     INCOME TAX BENEFIT. The income tax benefit for the three months ended
         September 30, 2000 was $73,000 (an effective rate of 38.4%) compared to $7,000 in 1999 (an effective rate of 37.6%). Management believes it is more likely than not that the benefit and deferred tax asset recognized will be realized in future periods.

                        FLORIDA BUSINESS BANCGROUP, INC.

     COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


     GENERAL. Net loss for the nine-months ended September 30, 2000 was $432,000 compared to $178,000 for 1999. The Bank commenced operations on November 10, 1999. At September 30, 2000, the Company had not achieved the asset size necessary to operate profitably.

     INTEREST INCOME. Interest income was $1,274,000 for the nine months ended
         September 30, 2000. Interest income earned on loans was $545,000. The average loan portfolio balance was $7.3 million for the nine months ended September 30, 2000 and the average yield earned was 10.01%.

     INTEREST EXPENSE. Interest expense was $474,000 for the nine months ended
         September 30, 2000. The average balance of interest-bearing deposits was $11.0 million for the nine months ended September 30, 2000 and the average cost was 5.77%.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the nine months ended September 30, 2000 of $202,000 and the allowance for loan losses was $227,000 at September 30, 2000. Management believes the allowance is adequate at September 30, 2000.

     NONINTEREST EXPENSE. Noninterest expense was $1,313,000 for the nine months ended September 30, 2000 compared to $475,000 for the nine months ended September 30, 1999. This increase resulted from the commencement of banking operations.

     INCOME TAX BENEFIT. The income tax benefit for the nine months ended
         September 30, 2000 was $261,000 (an effective rate of 37.7%) compared to $107,000 in 1999 (an effective rate of 37.6%). Management believes it is more likely than not that the benefit and deferred tax asset recognized will be realized in future periods.

                        FLORIDA BUSINESS BANCGROUP, INC.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Registrant has no pending legal proceedings as of September 30, 2000.

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

         EXHIBIT NO.     DESCRIPTION OF EXHIBIT
         -----------     ----------------------

          *     3.1      Articles of Incorporation of the Company
          *     3.2      By-laws of the Company
          *     4.1      Specimen Common Stock Certificate
          *     4.2      Specimen Warrant Certificate
          *     4.4      Warrant Plan
          **   10.1      Employment Contract Timothy A. McGuire
          *    10.2      Lease Agreement for Temporary Quarter
          *    10.3      Servicing Agreement with M&I Data Services
          **** 10.4      Lease Agreement for Permanent Office
          *****10.5      2000 Key Employee Stock Compensation Program
          *****10.6      2000 Directors' Stock Option Plan
               27.       Financial Data Schedule (for SEC use only)

     (b) REPORTS ON FORM 8-K. Registrant did not file a Form 8-K during the three months ended September 30, 2000.

                        FLORIDA BUSINESS BANCGROUP, INC.

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FLORIDA BUSINESS BANCGROUP, INC.
                                      (Registrant)





Date:   November 8, 2000              By: /s/ A. Bronson Thayer
      --------------------               ------------------------------------
                                              A. Bronson Thayer, Chairman and
                                              Chief Executive Officer




Date:   November 8 , 2000             By: /s/ Marti J. Warren
      --------------------               ------------------------------------
                                              Marti J. Warren,
                                              Principal Financial Officer