Form 10KSB
period 2000-12-31
FLORIDA BUSINESS BANCGROUP INC
filed 2001-03-15
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]  TRANSMISSION REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                               ------------     ----------------

                          Commission File No. 333-65101

                        FLORIDA BUSINESS BANCGROUP, INC.
                ------------------------------------------------
                (Name of small business issuer in its charter)

    Florida                                                       59-3517595
    ---------------------------------------------        -----------------------
    (State or jurisdiction of                                (I.R.S. Employer
    incorporation or organization)                         Identification No.)



    2202 North West Shore Boulevard, Suite 150, Tampa, Florida        33607
    ----------------------------------------------------------------------------
    (Address of principal executive offices)                            Zip Code

    Issuer's telephone number:      (813) 281-0009
                                   -----------------

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

                                 Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $2,023,000

     There were 1,320,700 shares of common stock outstanding at December 31, 2000.

     There were 1,320,700 warrants outstanding at December 31, 2000.

     There were no shares of preferred stock outstanding at December 31, 2000.

     Documents incorporated by reference: Proxy Statement for the Annual Meeting of Shareholders filed electronically on March 16, 2001.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
Description                                                          Page Number
--------------------------------------------------------------------------------


                                     PART I

ITEM 1.  BUSINESS...........................................................   1
         Forward-Looking Statements.........................................   1
         General............................................................   1
         Market Area and Competition........................................   1
         Deposits...........................................................   1
         Loan Portfolio ....................................................   2
         Loan Loss Allowance ...............................................   2
         Investments........................................................   3
         Data Processing....................................................   3
         Employees..........................................................   3
         Monetary Policies..................................................   3
         Supervision and Regulation.........................................   3

ITEM 2.  PROPERTIES ........................................................   6

ITEM 3.  LEGAL PROCEEDINGS..................................................   7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   7


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........   7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........   8

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.........................  20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...............................................  41


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  41

ITEM 10. EXECUTIVE COMPENSATION.............................................  41

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  41

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  41
         Transactions with Affiliates.......................................  41


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................  41

SIGNATURES..................................................................  43

PART I

ITEM 1.  BUSINESS

         Forward-Looking Statements

         This report may contain certain "forward-looking" statements, as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent Florida Business BancGroup, Inc.'s ("FBBI") expectations or beliefs, including but not limited to statements concerning FBBI's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "relieve," "anticipate," "intent," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to our operations, mergers or acquisitions, governmental regulation, the value of the assets and any other factors discussed in this and other FBBI filings with the Securities and Exchange Commission.

         General

         FBBI was incorporated under the laws of the State of Florida on May 18, 1998, for the purpose of operating as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). FBBI successfully completed its initial public offering (the "Offering") on August 7, 1999, raising $13.2 million through the sale of 1,320,700 units, consisting of one share of common stock and one stock warrant, at $10 per unit. The capital raised in the Offering was used to redeem the 900 shares of preferred stock issued to its organizers, to repay the organizers for advances used for organizational and preopening expenses, and to the purchase of 100% of the newly issued shares of Bay Cities Bank, which were acquired on September 20, 1999. The balance of the proceeds of approximately $4.5 million is being held by FBBI for general corporate purposes. FBBI's fiscal year ends December 31. The main office of FBBI and Bay Cities Bank is located at 2202 North West Shore Boulevard, Suite 150, Tampa, Hillsborough County, Florida. On December 1, 2000, the Federal Reserve Bank of Atlanta approved FBBI's election to become a Financial Holding Company pursuant to the BHC Act. As of December 31, 2000, Bay Cities Bank was the sole subsidiary of FBBI. FBBI and Bay Cities Bank are collectively referred to herein as the "Company."

         Bay Cities Bank opened for business on November 10, 1999, and is engaged in a general commercial and retail banking business, with primary emphasis upon high quality service to meet the financial needs of the individuals and businesses residing and located in and around Tampa, Florida. Bay Cities Bank offers a full complement of loans, including commercial, consumer/installment and real estate loans. Commercial loans and commercial real estate account for approximately 93% of the total loan portfolio.

         This Form 10-KSB is also being used as Bay Cities Bank's Annual Disclosure Statement under Federal Deposit Insurance Corporation ("FDIC") Regulations. This Form 10-KSB has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

         Market Area and Competition

         According to the Tampa Tribune Market Guide - 1998, the Tampa Bay MSA is a growth market, where year after year the population size is among the top 25 MSAs nationally. The Tampa Bay MSA ranks second in population size and total number of households among Southeastern metropolitan areas. Only Atlanta has a larger population. The Tampa Bay MSA has the largest population and the most households in Florida, ahead of Miami, Ft. Lauderdale and Orlando. Tampa Bay also ranks high in other vital statistics such as effective buying income and retail activity, not only in Florida, but in the Southeast and the United States. Competition among financial institutions for deposits and loans in our primary market is intense. Competitors include existing area financial institutions, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which target traditional banking markets. Due to the growth of the Tampa area, it can be anticipated that additional competition will continue from existing and new entrants to the market.

         Deposits

         The Company offers a variety of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits, up to the maximum permitted by law or regulation. Our service charge fee schedule is competitive with other financial institutions in our market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

         Loan Portfolio

         General - The Company provides a variety of loan products to meet the financing needs of its customers. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery. A variety of residential real estate loans are offered, including conventional mortgages collateralized by first mortgages liens to enable borrowers to purchase, refinance, construct upon or improve real property. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. We generally enter into lending arrangements for our portfolio loans with individuals who are familiar to us and are residents of our PSA and surrounding area.

         We recognize that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as the general economic conditions. Our allowance for loan losses is based on, among other things, industry standards, management's experience, our historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

         We are following a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in the market area. Our lending area is generally the immediate Hillsborough County and the counties contiguous to Hillsborough County. Loan participations are also purchased from correspondent banks. However, participations are also sold, particularly with regard to real estate lending. Interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. Whenever possible, interest rates will be adjustable with fluctuations in the "prime" rate. The long-term target loan-to-deposit ratio is approximately 85%. This ratio is expected to meet the credit needs of customers while allowing prudent liquidity through the investment portfolio. Our Directors believe that this positive, community-oriented lending philosophy will be translated into a sustainable volume of quality loans into the foreseeable future.

         Commercial Loans - are primarily underwritten in our market area on the basis of the borrowers' ability to service such debt from income. As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel. Such loans, however, may also be made on an uncollateralized basis. Collateralized working capital loans will be primarily collateralized by short term assets whereas term loans will be primarily collateralized by long term assets. Unlike residential mortgage loans, which generally are made on the basis of the borrowers' ability to make repayment from his employment and other income, and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans are typically underwritten on the basis of the borrower's ability to make repayment from the cash flow of the business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory.

         Consumer Loans - include the financing of automobiles, recreation vehicles, boats, second mortgages, home improvement loans, home equity lines of credit, personal (collateralized and uncollateralized) and deposit account collateralized loans. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 10-year amortization schedule, but which become due and payable in full and are generally refinanced in 36 to 60 months. Consumer loans are attractive to the Company because they typically have a shorter term and carry higher interest rates than that charged on other types of loans.

         We are also capable of offering mortgage construction loans and residential mortgage loans. We do not actively seek such loans, however, and maintain a minimal amount of these loans in our portfolio. We refer most prospective borrowers in these categories to third parties in exchange for fees.

         Loan Loss Allowance

         In considering the adequacy of our allowance for loan losses, management has considered that as of December 31, 2000, approximately 62% of outstanding loans are in the commercial real estate loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

         At December 31, 2000, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

         The Company's Board of Directors monitors the loan portfolio monthly in order to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the Company engages the services of outside consultants to assist in the evaluation of credit quality and loan administration. These professionals complement our internal system, which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are be charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. During the year ended December 31, 2000, no loans were charged off against the allowance for loan losses.

         Investments

         As of December 31, 2000, federal funds sold and investment securities comprised approximately 17% of the Company's total assets and net loans comprised approximately 76% of the Company's total assets.

         Our primary objective is to have an investment portfolio comprised of a mixture of investments which will earn an acceptable rate of return while meeting our liquidity requirements. This is generally accomplished by matching the maturity of assets with liabilities to the greatest extent possible.

         The Company invests primarily in U.S. obligations guaranteed as to principal and interest. We also on occasion enter into federal funds transactions with our principal correspondent banks in which we are a net seller of funds. All investments with a maturity in excess of one year will be readily salable on the open market.

         Data Processing

         The Company has a data processing servicing agreement with Marshall & Isley Bank. This servicing agreement provides us with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. The monthly service fee is based on the type, kind and volume of data processing services provided priced at a stipulated rate schedule.

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

         Supervision and Regulation

         FBBI and Bay Cities Bank operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the FDIC.

         The banking industry is highly regulated, with numerous federal and state laws and regulations governing its activities. The following is a brief summary of the more recent legislation which affect FBBI and Bay Cities Bank:

         In 1999, financial services regulation was significantly reformed with the adoption of the Gramm-Leach-Bliley Act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking regulators. Of significance, the GLA permits Bank Holding Companies ("BHC") that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC"). In addition to activities that are permissible for BHCs and their subsidiaries, the

         GLA permits FHCs and their subsidiaries to engage in a wide variety of other activities that are "financial in nature" or are incidental to financial activities. These new activities will enable the Company to consider and engage in new lines of business. On December 1, 2000, the Federal Reserve Board approved the Company's election to become an FHC.

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

         FBBI is regulated by the Federal Reserve Board under the BHC Act, which requires every BHC to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another BHC. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a BHC must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, FBBI may be required to provide financial support for Bay Cities Bank at a time when, absent such Federal Reserve Board policy, FBBI may not deem it advisable to provide such assistance.

         As a BHC, FBBI is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make examinations of FBBI and Bay Cities Bank.

         Having completed a public offering with its shares of common stock registered under the Securities Act of 1933, FBBI has chosen to file periodic public disclosure reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, and the regulations promulgated thereunder.

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

         When communicating with shareholders, FBBI's proxy solicitations for its Annual Meetings of Shareholders must contain certain detailed disclosures regarding the current status of FBBI. In addition, FBBI's Annual Report must contain certain information, including audited financial statements, similar to what is found on Form 10-KSB.

         Individual directors, officers and owners of more than 10% of FBBI's common stock, must also file individual disclosures of the amount of FBBI securities (stock, options or warrants) they beneficially own and of any transactions in such securities to which they are parties. The initial status of all such individuals was reported on Form 3, securities transactions are reported on Form 4 as they occur, and an annual report of ownership is filed on Form 5. In certain instances, the filing of a Form 4 or a Form 5 can relieve the reporting individual of their duty to file the other.

         Recently, the National Association of Securities Dealers adopted a rule requiring the audit committees of Boards of Directors of reporting corporations such as FBBI to undertake certain organizational and operational steps. The Securities and Exchange Commission is considering adopting a similar rule. These standards require our audit committee to be comprised solely of independent, non-employee directors who are financially literate. Furthermore, the audit committee has had to adopt a formal charter defining the scope for its operations. The Securities and Exchange Commission's proposed rule will also require our auditors to review the financial statements contained in our Form 10-QSBs, in addition to our Form 10-KSBs.

         As a state-chartered bank, Bay Cities Bank is subject to the supervision of the Department, the FDIC and the Federal Reserve Board. With respect to expansion, Bay Cities Bank may establish branch offices anywhere within the State of Florida. Bay Cities Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. As a subsidiary of FBBI, Bay Cities Bank is subject to restrictions under federal law in dealing with FBBI and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

         The Company is subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 2000, our total risk-based capital and Tier 1 capital ratio were 22.66% and 20.61%, respectively. Both the Federal
         Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% Tier 1capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a BHC) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the BHC is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The FDICIA requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying:

           * maximum classified assets to capital ratios;

           * minimum earnings sufficient to absorb losses without impairing capital;

           * to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and
           * such other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

         Finally, each federal banking agency is required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal shareholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.

         In response to the directive issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

                                                       Total Risk -    Tier I Risk -     Tier I
                                                      Based Capital    Based Capital    Leverage
                                                          Ratio            Ratio         Ratio
                                                      -------------    -------------    --------
         Well capitalized (1)                              10%              6%             5%
         Adequately capitalized (1)                         8%              4%             4% (2)
         Undercapitalized (3)                            <  8%           <  4%          <  4%
         Significantly Undercapitalized (3)              <  6%           <  3%          <  3%
         Critically Undercapitalized                        -               -           <  2%

         (1) An institution must meet all three minimums.
         (2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
         (3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

         Based upon the above regulatory ratios, Bay Cities Bank is considered to be well capitalized.

         The FDICIA also provided that banks must meet new safety and soundness standards. In order to comply with the FDICIA, the Federal Reserve Board and the FDIC adopted a rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the Act implements were designed to bolster and protect the deposit insurance fund.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle Act"), restrictions on interstate acquisitions of banks by BHCs were repealed on September 29, 1995, such that any out-of-state BHC would be able to acquire and consolidate any Florida-based bank, subject to certain deposit percentage and other restrictions on or after the effective date of the Riegle Act. The legislation also provides that, unless an individual state elected beforehand either:

            *  to accelerate the effective date; or
            * to prohibit out-of-state banks from operating interstate branches within its territory.

         Currently, adequately capitalized and managed BHCs are able to consolidate multiple interstate banks. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws. Florida has adopted legislation which permits interstate acquisitions and interstate branching. Florida law prohibits de novo branching into Florida by out-of-state banks.

         The scope of regulation and permissible activities of the Company is subject to change by future federal and state legislation.


ITEM 2.  PROPERTIES

         The Company's permanent headquarters are located at 2202 North West Shore Boulevard, Tampa, Florida, in a new 6-story office building developed by Crescent Resources (a subsidiary of Duke Power). The commercial office building is known as the International Plaza. The Company occupies 8,056 square feet on the ground floor (including ATM access).

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or which any of its properties are subject. We are not aware of any material proceedings being contemplated by any governmental authority, nor are we aware of any material proceedings, pending or contemplated, in which any director, officer, affiliate or any principal security holder of FBBI, or any associate of the foregoing is a party or has an interest to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         No market exists for the common shares of FBBI. It is not anticipated that an active public market will develop for the common shares of FBBI because, at this time, FBBI does not intend to seek a listing for the common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System.






                           [Left Intentionally Blank]

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             SELECTED FINANCIAL DATA

                   At December 31, or for the Year then Ended
                (Dollars in thousands, except per share figures)




At Year End:                                                           2000         1999
                                                                       ----         ----

Cash and cash equivalents........................................  $  1,588        7,913
Securities.......................................................     5,157        3,412
Loans, net.......................................................    25,775        1,581
All other assets.................................................     1,515        1,106
                                                                     ------       ------

         Total assets............................................  $ 34,035       14,012
                                                                     ======       ======

Deposit accounts.................................................    21,027        1,114
All other liabilities............................................       740          166
Stockholders' equity (deficit)...................................    12,268       12,732
                                                                     ------       ------

         Total liabilities and stockholders' equity..............  $ 34,035       14,012
                                                                     ======       ======

For the Year:

Total interest income............................................     1,980          177
Total interest expense...........................................       752            3
                                                                     ------       ------

Net interest income..............................................     1,228          174
Provision for loan losses........................................       363           24
                                                                     ------       ------

Net interest income after provision for loan losses..............       865          150
                                                                     ------       ------

Noninterest income...............................................        43          187
Noninterest expenses.............................................     1,820          816
                                                                     ------       ------

Loss before income tax credit....................................      (912)        (479)
Income taxes (benefit)...........................................      (343)        (180)
                                                                     ------       ------

Net loss ........................................................  $   (569)        (299)
                                                                     ======       ======

Basic and diluted loss per share.................................  $   (.43)        (.57)
                                                                     ======       ======

Ratios and Other Data:

Return on average assets.........................................     (2.13%)      (7.56%)
Return on average equity.........................................     (4.51%)      (7.78%)
Average equity to average assets.................................     47.24%       97.16%
Interest-rate spread during the period...........................      2.14%        1.79%
Net yield on average interest-earning assets.....................      4.99%        4.96%
Ratio of average interest-earning assets to average
         interest-bearing liabilities............................      1.93        36.14
Nonperforming loans and foreclosed real estate as a percentage of
         total assets at end of year.............................      -            -
Allowance for loan losses as a percentage
         of total loans at end of year...........................      1.47%        1.49%
Total number of banking offices..................................         1            1
Total shares outstanding at end of year.......................... 1,320,700    1,320,700
Book value per share at end of year..............................  $   9.28         9.64

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Year Ended December 31, 2000 and 1999


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

Liquidity and Capital Resources

A state-chartered commercial bank is required under Florida Law to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2000, the Bank exceeded its regulatory liquidity requirements.

The Company's primary source of cash during the year ended December 31, 2000 was from net deposit inflows of $19.9 million and sale of securities of $6.3 million. Cash was used primarily to originate loans and purchase securities. At December 31, 2000, the Company had outstanding commitments to originate loans totaling $2.0 million and commitments to borrowers for available lines of credit totaling $7.8 million. The Company had time deposits of $11.1 million maturing in the next twelve months. Management expects to fund its commitments from the sources described above and could adjust the rate paid on deposits if necessary to attract or retain time deposit accounts.

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

Credit Risk

The Company's primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. While the Company has instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2000 and 1999, the Company had no nonperforming assets on loans delinquent ninety days or more, and has no charge-off experience.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Management bases the allowance for loan losses on a grading system on a loan by loan basis and does not allocate to allowance by loan type.

Loan Portfolio Composition

Commercial real estate loans and land loans comprise the largest group of loans in the Company's portfolio amounting to $16.1 million, or 61.53% of the total loan portfolio as of December 31, 2000. Commercial real estate loans consist of $12.4 million of loans secured by other nonresidential property, $2.8 million of loans secured by undeveloped land and $.9 million in multi-family.

Commercial loans comprise the second largest group of loans in the Company's loan portfolio, amounting to $8.37 million or 31.82% of the total loan portfolio as of December 31, 2000.


The following table sets forth the composition of the Company's loan portfolio:

                                                                                      At December 31,
                                                                      -------------------------------------------------
                                                                                  2000                   1999
                                                                      ---------------------      ----------------------
                                                                                      % of                          % of
                                                                      Amount          Total         Amount          Total
                                                                      ------          -----         ------          -----
                                                                                                         (in thousands)


         Commercial real estate.................................... $ 16,185          61.53%       $ 1,440          89.16%
         Commercial................................................    8,371          31.82            160           9.91
         Consumer .................................................    1,750           6.65             15            .93
                                                                      ------          -----          -----          -----

                                                                      26,306         100.00%         1,615         100.00%
                                                                                     ======                        ======

         Add (Subtract):
           Deferred costs (fees) net...............................     (143)                          (10)
           Allowance for credit losses.............................     (387)                          (24)
                                                                      ------                          -----

         Loans, net................................................ $ 25,776                       $ 1,581
                                                                      ======                         =====

Securities

The securities portfolio is comprised primarily of U.S. Government agency securities. According to Financial Accounting Standards No. 115, the securities portfolio is categorized as either "held to maturity", "available for sale" or "trading." Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses being reported as accumulated other comprehensive income as a part of stockholders equity, net of income taxes and were comprised of U.S. Government agency securities and equity securities at December 31, 2000. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 2000, the Company had no securities categorized as held to maturity or trading.


The following table sets forth the amortized cost and fair value of the Company's securities portfolio:

                                                                           At December 31,
                                                           ----------------------------------------------------
                                                                   2000                           1999
                                                           ----------------------        ----------------------
                                                          Amortized        Fair         Amortized         Fair
                                                             Cost          Value            Cost          Value
                                                                               (In thousands)
     Securities available for sale:
         U.S. Government agency securities..............    $ 3,589        3,682            3,461         3,412
         Mortgage-backed securities.....................      1,450        1,475              -              -
                                                              -----        -----            -----         -----

                                                            $ 5,039        5,157            3,461         3,412
                                                              =====        =====            =====         =====

The following table sets forth, by maturity distribution, certain information pertaining to the securities available for sale portfolio as follows (dollars in thousands):

                                                                          After One Year
                                                  Less Than One Year       to Five Years                   Total
                                                  ------------------     --------------------    --------------------------
                                                Average     Carrying     Average    Carrying     Average
                                                  Value        Yield       Value       Yield       Value          Yield
                                                  -----        -----     -------     -------     -------          -----

December 31, 2000:
     U.S. Government agency securities.......   $ 1,146        6.64%       $ 2,536     6.01%     $ 3,682           6.21%
     Mortgage-backed securities..............     -            -             -         -           1,475           7.01
                                                  -----                      -----                 -----           ----

         Total...............................   $ 1,146        6.64%       $ 2,536     6.01%     $ 5,157           6.44%
                                                  =====        ====          =====     ====        =====           ====

December 31, 1999:
     U.S. Government agency securities.......   $   884        6.23%       $ 2,528     6.23%     $ 3,412           6.23%
                                                  =====        ====          =====     ====        =====           ====

                         Regulatory Capital Requirements

Under FDIC regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                                         To Be Well
                                                                                                        Capitalized
                                                                             Minimum                   for Purposes
                                                                         For Capital                   of Prompt and
                                                  Actual               Adequacy Purposes:           Corrective Action
                                         ------------------------      ----------------------       ----------------------
                                        Amount               %         Amount            %          Amount            %
                                        ------             ------      ------         -------       ------          ------
                                                                       (dollars in thousands)
     As of December 31, 2000:
         Total capital to Risk-
           Weighted assets...........  $ 7,736              22.66%    $ 2,731            8.00%     $ 3,413           10.00%
         Tier I Capital to Risk-
           Weighted Assets...........    7,038              20.61       1,365            4.00        2,048            6.00
         Tier I Capital
           to Total Assets...........    7,038              20.68       1,361            4.00        1,702            5.00

     As of December 31, 1999:
         Total capital to Risk-
           Weighted assets...........    7,934             191.35         332            8.00          415           10.00
         Tier I Capital to Risk-
           Weighted Assets...........    7,910             190.76         166            4.00          249            6.00
         Tier I Capital
           to Total Assets...........    7,910              56.45         560            4.00          701            5.00



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

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk.
However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

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

The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                       More
                                                       Than        More                      More
                                                      Three     Than One     More       Than Five
                                                     Months       Year     Than Three    Years to       Over
                                          Three      to One     to Three    Years to      Fifteen    Fifteen
                                         Months       Years       Year     Five Years       Years      Years     Total
                                         ------      ------     --------   ----------   ---------    -------     -----
Mortgage and commercial loans (1):
    Variable rate .................... $ 15,000         -           -             750         271      -        16,021
    Fixed rate........................      580          26        1,221        4,844       3,614      -        10,285
                                        -------       -----        -----        -----      ------    -------    ------

         Total loans..................   15,580          26        1,221        5,594       3,885      -        26,306

Federal funds sold....................      798         -           -             -           -        -           798
Securities (2)........................      -         1,146        1,522        1,531         958      -         5,157
                                        -------       -----        -----        -----      ------    -------    ------

         Total rate-sensitive assets..   16,378       1,172        2,743        7,125       4,843      -        32,261
                                        -------       -----        -----        -----      ------    -------    ------

Deposit accounts (3):
    Money-market deposits.............    3,655         -           -             -           -                  3,655
    Savings and NOW deposits..........    1,012         -           -             -           -                  1,012
    Certificates of deposit...........    7,469       3,666        1,411        1,040         -        -        13,586
                                        -------       -----        -----        -----      ------    -------    ------

         Total rate-sensitive
             liabilities..............   12,136       3,666        1,411        1,040         -        -        18,253
                                        =======       =====        =====        =====      ======    =======    ======

GAP repricing differences............. $  4,242      (2,494)       1,332        6,085       4,843      -        14,008
                                        =======       =====        =====        =====      ======    =======    ======

Cumulative GAP    ....................    4,242       1,748        3,080        9,165      14,008     14,008
                                        =======       =====        =====        =====      ======    =======

Cumulative GAP/total assets...........    12.46%       5.14%        9.05%       26.93%      41.39%     41.39%
                                        =======        ====         ====        =====       =====      =====



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




The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 2000 (in thousands):

                                                                          Commercial
                                                                                Real
         Years Ending                                        Commercial       Estate   Consumer
         December 31,                                          Loans           Loans      Loans      Total
         ------------                                        ----------   ----------   --------      -----

           2001...........................................      $ 6,087        8,455      1,685     16,227
           2002...........................................          511          302         31        844
           2003...........................................          991          290         21      1,302
           2004-2005......................................          640        4,561         13      5,214
           2006-2007......................................          142        2,577         -       2,719
           2008 and beyond................................           -           -           -         -
                                                             ----------   ----------   --------     ------

           Total..........................................      $ 8,371       16,185      1,750     26,306
                                                                  =====       ======      =====     ======

Of the $10.1 million of loans due after 2001, 39% of such loans have fixed-interest rates.

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

Origination, Sale and Repayment of Loans. The Company generally originates loans in its primary geographical lending area in West Central Florida. The following table sets forth total loans originated, repaid and sold:

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2000             1999
                                                           ----             ----
                                                               (In thousands)
      Originations:
         Commercial loans..........................    $ 12,443              160
         Commercial real estate loans..............      21,428            1,440
         Consumer loans............................       1,002               15
                                                         ------            -----

             Total loans originated................      34,873            1,615
             Less unfunded.........................      (7,853)             -
                                                         ------            -----

                                                         27,020            1,615

         Less:
         Principal reductions......................       2,329              -
         Loans sold................................         -                -
                                                         ------            -----

         Increase in total loans...................    $ 24,691            1,615
                                                         ======            =====

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

Deposits. Deposits are attracted principally from the Company's primary geographic market area in Hillsborough County, Florida. The Company offers a variety of deposit instruments including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

The Company has emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. The Company's courier service serves the Company's business customers in Tampa.

The following table shows the distribution of, and certain other information relating to, the Company's deposit accounts by type (dollars in thousands):

                                                                                   At December 31,
                                                                 ----------------------------------------------------
                                                                          2000                            1999
                                                                 ---------------------            ---------------------
                                                                                    % of                          % of
                                                                Amount             Deposits      Amount          Deposits
                                                                ------             --------      ------          --------

         Noninterest-bearing deposits.................        $  2,774                13.19%    $    88              7.90%
         Savings and NOW deposits.....................           1,012                 4.81         453             40.66
         Money-market deposits........................           3,655                17.39         362             32.50
                                                                ------               ------      ------            ------

                  Subtotal............................           7,441                35.39         903             81.06
         Certificate of deposits:
                  4.00% - 4.99%.......................              10                  .05          10               .90
                  5.00% - 5.99%.......................             211                 1.00          -                -
                  6.00% - 6.99%.......................          12,989                61.77         201             18.04
                  7.00% - 7.99%.......................             376                 1.79          -                -
                                                                ------               ------      ------            ------

         Total certificates of deposit................          13,586                64.61         211             18.94
                                                                ------               ------      ------            ------

         Total deposit................................        $ 21,027               100.00%    $ 1,114            100.00%
                                                                ======               ======       =====            ======

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

                                                                 At December 31,
                                                                 ---------------
                                                                 2000      1999
                                                                 ----      ----
         Due over one year..................................  $ 3,838       201
         Due one year to five years.........................    1,494        -
                                                                -----      ----

                  Total.....................................  $ 5,332       201
                                                                =====      ====

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

                                                                    2000                                   1999
                                                       ---------------------------------     ---------------------------------
                                                                   Interest      Average                 Interest      Average
                                                       Average       and          Yield/     Average       and          Yield/
                                                       Balance     Dividends        Rate     Balance     Dividends        Rate
                                                       -------     ---------     -------     -------     ---------     -------
Interest-earning assets:
     Loans.........................................   $ 10,635         1,082       10.17%    $    58             5        8.62%
     Securities....................................      7,069           477        6.75         355            22        6.20
     Other interest-earning assets (1).............      6,912           421        6.09       3,095           150        4.85
                                                        ------        ------                   -----           ---

         Total interest-earning assets.............     24,616         1,980        8.04       3,508           177        5.05
                                                                       -----                                   ---

Noninterest-earning assets.........................      2,057                                   446
                                                        ------                                ------

         Total assets..............................   $ 26,673                               $ 3,954
                                                        ======                                ======

Interest-bearing liabilities:
     Savings, money market and NOW deposits........      4,122           182        4.42          58             1        2.50
     Certificates of deposit.......................      8,629           570        6.61          34             2        5.88
                                                        ------         -----                  ------           ---

         Total interest-bearing liabilities........     12,751           752        5.90          92             3        3.26
                                                                       -----        ----                       ---        ----

Noninterest-bearing liabilities....................      1,322                                    20
Stockholders' equity...............................     12,600                                 3,842
                                                        ------                                ------

      Total liabilities and stockholders' equity...   $ 26,673                               $ 3,954
                                                        ======                                ======

Net interest/dividend income.......................                 $  1,228                                 $ 174
                                                                       =====                                   ===

Interest-rate spread (2)...........................                                 2.14%                                 1.79%
                                                                                    ====                                  ====

Net interest margin (3)............................                                 4.99%                                 4.96%
                                                                                    ====                                  ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities..........       1.93                                 36.14
                                                          ====                                ======


(1)  Includes interest-bearing deposits and federal funds sold.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income dividend by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

Year Ended December 31, 2000 vs. 1999:
                                                                        Increase (Decrease) Due to
                                                                      ---------------------------------
                                                                                       Rate/
                                                                      Rate   Volume    Volume     Total
                                                                      ----   ------    ------     -----
                                                                               (In thousands)
Interest-earning assets:
    Loans...........................................................  $  1      912       164     1,077
    Securities......................................................     2      416        37       455
    Other interest-earning assets...................................    38      185        48       271
                                                                        --      ---      ----    ------

      Total.........................................................    41    1,513       249     1,803
                                                                        --    -----       ---     -----

Interest-bearing liabilities:
    Deposits:
      Savings, demand, money-market and NOW deposits................     1      102        78       181
      Time deposits.................................................     -      506        62       568
                                                                      ----      ---       ---    ------

      Total.........................................................     1      608       140       749
                                                                       ---      ---       ---    ------

Net change in net interest income...................................  $ 40      905       109     1,054
                                                                        ==      ===       ===     =====

Comparison of the Year Ended December 31, 2000 and 1999

     General. Net loss for the year ended December 31, 2000 was $569,000 or $.43 per basic and diluted share compared to $299,000 or $.57 per basic and diluted share for 1999. The Bank commenced operations on November 10, 1999. During the year ended December 31, 2000, the Company had not achieved the average asset size necessary to operate profitably.

     Interest  Income.  Interest  income  was $2.0  million  for the year  ended
         December 31, 2000. Interest income earned on loans was $1.1 million. The average loan portfolio balance was $10.6 million for the year ended December 31, 2000 and the average yield earned was 10.17%.

     Interest Expense. Interest expense was $752,000 for the year ended December
         31, 2000. The average balance of interest-bearing deposits was $12.8 million for the year ended December 31, 2000 and the average cost was 5.90%.

     Provision for Loan  Losses.  The  provision  for loan  losses is charged to
         operations   to  increase  the  total   allowance  to  a  level  deemed
         appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2000 of $363,000 and the allowance for loan losses was $387,000 at December 31, 2000. Management believes the allowance is adequate at December 31, 2000.

     Noninterest Expense. Noninterest expense was $1.8 million for the year ended December 31, 2000 compared to $816,000 for the year ended December 31, 1999. This increase resulted from the commencement of banking operations.

     Income Tax Benefit. The income tax benefit for the year ended December 31, 2000 was $343,000 (an effective rate of 37.61%) compared to $180,000 in 1999 (an effective rate of 37.58%). Management believes it is more likely than not the benefit and deferred tax asset recognized will be realized in future periods.


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

Item 7.  Financial Statements and Supplemental Data

                        FLORIDA BUSINESS BANCGROUP, INC.

                   Index to Consolidated Financial Statements



Independent Auditors' Report..................................................21

Consolidated Balance Sheets, December 31, 2000 and 1999.......................22

Consolidated Statements of Operations for the Years Ended
      December 31, 2000 and 1999..............................................23

Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 2000 and 1999..................................24

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2000 and 1999..............................................25

Notes to Consolidated Financial Statements, December 31, 2000 and 1999
      and for the Years Then Ended.........................................26-40




      All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

                          Independent Auditors' Report



Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:


         We have audited the accompanying consolidated balance sheets of Florida Business BancGroup, Inc. (the "Company") at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





HACKER, JOHNSON & SMITH PA
Tampa, Florida
January 10, 2001

                        FLORIDA BUSINESS BANCGROUP, INC.

                           Consolidated Balance Sheets


                                                                                               At December 31,
                                                                                               ---------------
                                                                                             2000           1999
                                                                                             ----           ----
    Assets

Cash and due from banks..............................................................$    789,655        129,671
Federal funds sold and securities sold under agreements to repurchase................     798,000      7,783,000
                                                                                       ----------    -----------

              Total cash and cash equivalents........................................   1,587,655      7,912,671

Securities available for sale........................................................   5,156,686      3,411,722
Loans, net of allowance for loan losses of $387,270 in 2000 and $24,300 in 1999......  25,775,954      1,580,625
Federal Home Loan Bank stock.........................................................      24,500          -
Premises and equipment, net..........................................................     580,702        560,201
Deferred income taxes................................................................     528,638        248,041
                                                                                                           -
Accrued interest receivable and other assets.........................................     380,464        298,325
                                                                                       ----------    -----------

              Total assets...........................................................$ 34,034,599     14,011,585
                                                                                       ==========    ===========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits..............................................   2,774,283         87,800
Savings and NOW deposits.............................................................   1,012,479        453,484
    Money-market deposits............................................................   3,654,614        361,573
Time deposits .......................................................................  13,585,846        211,069
                                                                                       ----------    -----------

              Total deposits.........................................................  21,027,222      1,113,926

    Official checks..................................................................     570,216         34,705
    Accrued interest payable and other liabilities...................................     169,257        130,545
                                                                                       ----------    -----------

              Total liabilities......................................................  21,766,695      1,279,176
                                                                                       ----------    -----------

Commitments (Notes 4 and 6)

Stockholders' equity:
     Preferred stock:
         Designated Series A, $0.01 par value, redeemable at $100 per
           share, 10,000 shares so designated, 900 issued and outstanding............        -             -
         Nondesignated, no par value, 1,999,100 shares authorized,
           none issued or outstanding................................................        -             -
    Common stock, $.01 par value 10,000,000 shares authorized;
         1,320,700 shares issued and outstanding.....................................      13,207         13,207
Additional paid-in capital...........................................................  13,130,921     13,130,921
    Accumulated deficit..............................................................    (949,794)      (381,107)
                                                                                                           -
    Accumulated other comprehensive income (loss)....................................      73,570        (30,612)
                                                                                       ----------    -----------

              Total stockholders' equity.............................................  12,267,904     12,732,409
                                                                                       ----------    -----------

              Total liabilities and stockholders' equity.............................$ 34,034,599     14,011,585
                                                                                       ==========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                      Consolidated Statements of Operations


                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                          2000               1999
                                                                                          ----               ----
Interest income:
    Loans......................................................................... $ 1,081,408              4,994
    Securities....................................................................     477,404             22,069
    Federal funds sold and securities sold under agreements to repurchase.........     420,859            150,322
                                                                                     ---------            -------

              Total interest income...............................................   1,979,671            177,385

Interest expense, deposits........................................................     751,775              3,048
                                                                                     ---------            -------

              Net interest income.................................................   1,227,896            174,337

Provision for loan losses.........................................................     362,970             24,300
                                                                                     ---------            -------

              Net interest income after provision for loan losses.................     864,926            150,037
                                                                                     ---------            -------

Noninterest income:
    Income from stock proceeds held in escrow.....................................        -               183,798
    Service charges and fees.....................................................       40,017                258
     Other........................................................................       2,970              2,555
                                                                                     ---------            -------

              Total noninterest income............................................      42,987            186,611
                                                                                     ---------            -------

Noninterest expense:
    Compensation and  benefits....................................................     818,072            282,591
    Occupancy and equipment.......................................................     416,471            163,760
    Advertising...................................................................      60,818             42,781
    Professional fees.............................................................     122,403            130,929
    Data processing...............................................................     169,924             34,474
    Other.........................................................................     232,308            160,992
                                                                                     ---------            -------

              Total noninterest expense...........................................   1,819,996            815,527
                                                                                     ---------            -------

Loss before income tax benefit....................................................    (912,083)          (478,879)

              Income tax benefit..................................................    (343,396)          (179,975)
                                                                                     ---------            -------

Net loss.......................................................................... $  (568,687)          (298,904)
                                                                                     =========            =======

Basic and diluted loss per share.................................................. $      (.43)              (.57)
                                                                                     =========            =======

Weighted-average number of common shares outstanding..............................   1,320,700            528,280
                                                                                     =========            =======


See Accompanying Notes to Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                 Consolidated Statements of Stockholders' Equity



                               Designated                                                             Accumulated
                                 Series A                                                                Other
                               Preferred Stock          Common Stock       Additional                  Comprehensive       Total
                               ------------------    -----------------      Paid-In     Accumulated      Income        Stockholders'
                                Shares     Amount    Shares     Amount      Capital       Deficit       (Loss)            Equity
                               -------     ------    ------     ------     ----------   -----------   --------------    ------------

Balance at December 31,
    1998.....................      900   $ 90,000      -           -            -           (82,203)            -             7,797
                                                                                                                         ----------

Sale of common stock
    net of issuance cost.....       -        -    1,320,700     13,207     13,130,921          -                -        13,144,128
                                                                                                                         ----------

Retirement of Series
    A preferred stock........     (900)   (90,000)     -           -            -              -                -           (90,000)
                                                                                                                         ----------

Comprehensive income (loss):
    Net loss.................       -        -         -           -            -          (298,904)            -          (298,904)

    Net change in unrealized loss
      on securities available
      for sale, net of tax of
      $18,469................       -        -         -           -            -              -             (30,612)       (30,612)
                                                                                                                         ----------

    Comprehensive
      income (loss)..........       -        -         -           -            -              -                -          (329,516)
                                  ----     -----    -------     -------      -------        -------          -------     ----------

Balance at December 31,
    1999.....................       -        -    1,320,700     13,207     13,130,921      (381,107)         (30,612)    12,732,409
                                                                                                                         ----------

Comprehensive income (loss):
    Net loss.................       -        -         -           -            -          (568,687)            -          (568,687)

    Net change in unrealized gain
      (loss) on securities available
      for sale, net of tax of
      $62,799................       -        -         -           -            -              -             104,182        104,182
                                                                                                                         -----------

    Comprehensive
      income (loss)..........       -        -         -           -            -              -                -          (464,505)
                                  ----     -----    -------     -------      -------        -------          -------     -----------

Balance at December 31,
    2000.....................       -     $  -    1,320,700    $ 13,207    13,130,921      (949,794)          73,570     12,267,904
                                  ======   =====  =========      ======    ==========       =======           ======     ==========




Accompanying Notes to Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                      Consolidated Statements of Cash Flows


                                                                                             Year Ended December 31,
                                                                                            -------------------------
                                                                                              2000             1999
                                                                                              ----             ----
Cash flows from operating activities:
    Net loss.........................................................................   $  (568,687)         (298,904)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization...............................................       158,183            42,418
         Provision for loan losses...................................................       362,970            24,300
         Deferred income tax benefit.................................................      (343,396)         (179,975)
         Amortization of loan fees, premiums and discounts...........................       (16,179)              (50)
         Net amortization of securities..............................................       (38,806)           (1,025)
         Increase in accrued interest receivable and other assets....................       (82,139)         (256,397)
         Increase in accrued interest payable and other liabilities..................        38,712           130,545
                                                                                                                  -
         Net increase in official checks.............................................       535,511            34,705
         Gain on sale of securities available for sale...............................        (8,936)              -
                                                                                             ------            ------

                  Net cash provided by (used in) operating activities................        37,233          (504,383)
                                                                                             ------           -------

Cash flows from investing activities:
    Purchase of securities available for sale........................................    (7,840,789)       (3,459,778)
    Sales of securities available for sale...........................................     6,263,969               -
    Principal pay-downs on securities available for sale.............................        46,579               -
    Net increase in loans............................................................   (24,542,120)       (1,604,875)
    Purchase of premises and equipment...............................................      (178,684)         (602,619)
    Purchase of Federal Home Loan Bank stock.........................................       (24,500)              -
                                                                                       ------------            ------

                  Net cash used in investing activities..............................   (26,275,545)       (5,667,272)
                                                                                         ----------         ---------

Cash flows from financing activities:
    Net increase in deposits.........................................................    19,913,296         1,113,926
    Redemption of Preferred Stock....................................................         -               (90,000)
    Stock offering costs.............................................................         -               (62,872)
    Sale of common stock.............................................................         -            13,207,000
    Advances from organizers.........................................................         -               717,269
                                                                                                                  -
    Repayment of advances from organizers............................................         -              (817,269)
                                                                                         ----------           -------
                  Net cash provided by financing activities..........................    19,913,296        14,068,054
                                                                                         ----------        ----------

Net (decrease) increase in cash and cash equivalents.................................    (6,325,016)        7,896,399

Cash and cash equivalents at beginning of year.......................................     7,912,671            16,272
                                                                                         ----------            ------

Cash and cash equivalents at end of year.............................................   $ 1,587,655         7,912,671
                                                                                        ===========        ==========

Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest ...................................................................   $   708,399             2,374
                                                                                        ===========        ==========

         Income taxes................................................................   $     -                   -
                                                                                        ===========        ==========

    Noncash items:
         Change in accumulated other comprehensive income (loss), net of tax.........   $   104,182            30,612
                                                                                        ===========        ==========

         Conversion of advances from organizers into preferred stock.................   $     -                90,000
                                                                                        ===========        ==========

See Accompanying Notes to Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                   Notes to Consolidated Financial Statements

             December 31, 2000 and 1999 and for the Years then Ended


(1)  Summary of Significant Accounting Policies
     General.  Florida  Business  BancGroup,  Inc.  a Florida  corporation  (the
         "Holding Company") was incorporated on May 18, 1998 for the purpose of operating as a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank (the "Bank"). The Holding Company's only business is the ownership and operations of the Bank. The Bank is a Florida-chartered commercial bank which opened for business November 10, 1999 (collectively, the "Company"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals in Hillsborough County, Florida.

         The Holding Company completed its public offering of 1,320,700 units, consisting of one common share and one warrant, at $10 per unit, for an aggregate of $13,207,000 on August 7, 1999. The Company incurred offering costs of $62,872 which were deducted from the proceeds.

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

     Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

     Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities sold under agreements to repurchase, all of which mature within ninety days.

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

              Notes to Consolidated Financial Statements, Continued


(1)  Summary of Significant Accounting Policies, Continued
    Loans Receivable. Loans receivable management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

         Loan  origination  fees  and  certain  direct   origination  costs  are
         capitalized and recognized as an adjustment of the yield of the related loan.

         The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well-collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

    Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

     Premises  and  Equipment.  Leasehold  improvements,   software,  furniture,
         fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful life of each type of asset.

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

     Off-Balance-Sheet  Instruments.  In the  ordinary  course of  business  the
         Company has entered into off-balance-sheet financial instruments consisting of unfunded loan commitments, available lines of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

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

         Federal Home Loan Bank Stock. Fair value of the Company's investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

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

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(1)  Summary of Significant Accounting Policies, Continued
      Advertising.  The Company expenses all media advertising as incurred.

     Stock  Compensation  Plans.  Statement  of Financial  Accounting  Standards
         (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

     Loss Per Share. Loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the year. The effect of outstanding warrants and stock options was antidilutive.

     Comprehensive  Income.   Accounting   principles   generally  require  that
         recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive income (loss).


         The components of other comprehensive income and related tax effects are as follows:

                                                                                               Years Ended December 31,
                                                                                               ------------------------
                                                                                                   2000          1999
                                                                                                   ----          ----

                 Unrealized holding gains on available-for-sale securities..............      $ 175,917       (49,081)
                 Reclassification adjustment for gains realized in income...............         (8,936)         -
                                                                                               --------        ------

                 Net unrealized gains...................................................        166,981       (49,081)

                 Tax effect ............................................................         62,799        18,419
                                                                                                -------        ------

                 Net-of-tax amount......................................................      $ 104,182       (30,612)
                                                                                                =======        ======

     Reclassifications. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

     Future Accounting Requirements. Statement of Financial Accounting Standards
         133 - Accounting for Derivative Investments and Hedging Activities (as amended) requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(2)  Securities Available for Sale
    Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 2000 are as follows:


                                                              Amortized       Unrealized       Unrealized          Fair
                                                                Cost            Gains            Losses           Value
                                                              ---------       ----------       ----------         -----

              At December 31, 2000:
                U.S. Government agencies..................  $ 3,588,572           93,546            -         3,682,118
                Mortgage-backed securities................    1,450,214           24,354            -         1,474,568
                                                              ---------          -------          -------    ----------

                  Total...................................  $ 5,038,786          117,900            -         5,156,686
                                                              =========          =======          =======    ==========

              At December 31, 1999:
                U.S. Government agencies..................  $ 3,460,803            -               49,081     3,411,722
                                                              =========          =======           ======     =========

    Securities sales were as follows:

                                                                                                    2000      1999
                                                                                                    ----      ----

              Gross proceeds.............................................................     $ 6,263,969      -
                                                                                                =========   =========

              Gross gains................................................................          39,514      -
              Gross loss.................................................................          30,578      -
                                                                                              -----------   ---------

              Net gains..................................................................     $     8,936      -
                                                                                              ===========   =========

         The scheduled maturities of securities at December 31, 2000 are as follows:

                                                                                              Available for Sale
                                                                                              ------------------
                                                                                              Amortized        Fair
                                                                                              Cost            Value
                                                                                              ---------       -----

              Due in one year............................................................   $ 1,143,499      1,146,140
              Due after one through five years...........................................     2,445,073      2,535,978
              Mortgage-backed securities.................................................     1,450,214      1,474,568
                                                                                              ---------     ----------

                  Total..................................................................   $ 5,038,786      5,156,686
                                                                                              =========      =========

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

              Notes to Consolidated Financial Statements, Continued

(3)  Loans
    The components of loans are as follows:

                                                                                                At December 31,
                                                                                                ---------------
                                                                                               2000        1999
                                                                                               ----        ----

              Commercial real estate............................................         $ 16,185,114      1,440,000
              Commercial........................................................            8,371,042        160,260
              Consumer..........................................................            1,749,980         15,000
                                                                                          -----------      ---------

                                                                                           26,306,136      1,615,260

              Less:
                Deferred fees...................................................             (142,912)       (10,335)
                Allowance for loan losses.......................................             (387,270)       (24,300)
                                                                                          -----------      ---------

              Loans, net........................................................         $ 25,775,954      1,580,625
                                                                                           ==========      =========

    An analysis of the change in the allowance for loan losses follows:

                                                                                                Year Ended December 31,
                                                                                                -----------------------
                                                                                                 2000          1999
                                                                                                 ----          ----

              Beginning balance.....................................................          $  24,300          -
              Provision for loan losses.............................................            362,970        24,300
                                                                                                -------        ------

                  Ending balance....................................................          $ 387,270        24,300
                                                                                                =======        ======

         The Company had no impaired loans in 2000 or 1999.

(4)  Premises and Equipment
    A summary of premises and equipment follows:
                                                                                                   At December 31,
                                                                                                   ---------------
                                                                                                  2000        1999
                                                                                                  ----        ----

              Leasehold improvements........................................................    $ 125,493     69,915
              Software.....................................................................       292,849    217,354
              Furniture, fixtures and equipment.............................................      362,961    315,350
                                                                                                  -------    -------

                  Total, at cost............................................................      781,303    602,619

                  Less accumulated depreciation and amortization............................     (200,601)   (42,418)
                                                                                                  -------     ------

              Premises and equipment, net...................................................    $ 580,702    560,201
                                                                                                  =======    ========


                                                                                                            (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

              Notes to Consolidated Financial Statements, Continued


(4)  Premises and Equipment, Continued
     The Company leases its facilities under an operating lease agreement with a term of five years. The lease requires the Company to pay certain insurance, maintenance and real estate taxes also and contains renewal options. Rental payments are subject to an annual adjustment set forth in the lease agreement. Rent expense was $194,106 and $71,461 for the years ended December 31, 2000 and 1999, respectively. Future minimum rental commitments under this noncancelable lease are approximately as follows:

                                                                         Minimum
                Year Ending                                               Annual
                December 31,                                              Rental
                                                                         -------

                    2001........................................       $ 216,000
                    2002........................................         221,000
                    2003........................................         226,000
                    2004........................................         197,000
                                                                         -------

                                                                       $ 860,000
                                                                         =======

(5)  Deposits
    Time deposits included the following amounts:

                                                                                 At December 31,
                                                                                 ---------------
                                                                                2000         1999
                                                                                ----         ----

         Certificates of Deposit $100,000 and over........................  $  5,332,334     200,989
         Certificates of Deposit under $100,000...........................     8,253,512      10,080
                                                                               ---------     -------

                                                                            $ 13,585,846     211,069
                                                                              ==========     ========

         A schedule of maturities of time deposits at December 31, 2000 follows:

              Year Ending
              December 31,                                                Amount
              ------------                                                ------
                  2001..............................................$ 11,135,498
                  2002..............................................     987,476
                  2003..............................................     423,356
                  2004..............................................     469,153
                  2005..............................................     570,363
                                                                      ----------

                                                                    $ 13,585,846

(6) Financial Instruments
    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unfunded loan commitments, available lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(6) Financial Instruments, Continued
    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit to customers is essentially the same as that involved in extending loan facilities to customers.

         The estimated fair values of the Company's financial instruments at December 31, were as follows (in thousands):

                                                                         2000                      1999
                                                                 -------------------       -------------------
                                                                 Carrying       Fair       Carrying       Fair
                                                                   Amount      Value         Amount      Value
                                                                 --------      -----       --------      -----
              Financial assets:
                  Cash and cash equivalents...................   $  1,588      1,588          7,913      7,913
                  Securities available for sale...............      5,257      5,139          3,412      3,412
                  Loans.......................................     25,776     25,848          1,581      1,581
                  Federal Home Loan Bank stock................         25         25            -          -
                  Accrued interest receivable.................        211        211             50         50
              Financial liabilities-
                  Deposit liabilities.........................     21,027     21,113          1,114      1,114

         A  summary  of  the  notional   amounts  of  the  Company's   financial
         instruments, with off balance sheet risk follows (in thousands):

                                                               At December 31,
                                                               --------------
                                                               2000         1999
                                                               ----         ----

              Unfunded loan commitments.................... $ 1,988        2,682
                                                              =====        =====

              Available lines of credit.................... $ 7,760          400
                                                              =====        =====

              Stand-by letters of credit................... $    75           -
                                                              =====        =====


                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(7) Stock Option Plan
    Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under its stock option plans. Under the plans, the total number of shares which may be issued shall not exceed 200,000. At December 31, 2000, 10,500 remain available for grant. Some options are fully vested when granted while others generally vest over five years. A summary of stock option transactions follows:

                                                                                  Range
                                                                                  of Per  Weighted
                                                                                  Share   Average     Aggregate
                                                                      Number of   Option  Per Share   Option
                                                                        Shares    Price   Price       Price
                                                                      ---------   ------  ---------   ---------

           Outstanding at December 31, 1999......................         -        $  -          -          -

           Options granted.......................................       191,500      10         10    1,915,000
           Options exercised.....................................         -           -          -          -
           Options forfeited.....................................       (45,500)     10         10     (455,000)
                                                                         ------                         -------

           Outstanding at December 31, 2000......................       146,000    $ 10         10    1,460,000
                                                                        =======      ==         ==    =========

       The weighted-average remaining contractual life of the outstanding stock options at December 31, 2000 was one hundred and twelve months. There were no options outstanding during 1999.

       These options are exercisable as follows:

                                                                                   Number      Weighted-Average
               Year Ending                                                      of Shares       Exercise Price
               -----------                                                      ---------      ----------------

                     Currently vested.......................................      123,500            $ 10.00
                     2001 ..................................................        5,625              10.00
                     2002 ..................................................        5,625              10.00
                     2003 ..................................................        5,625              10.00
                     2004 ..................................................        5,625              10.00
                                                                                 --------              -----

                                                                                  146,000            $ 10.00
                                                                                  =======              =====


                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

              Notes to Consolidated Financial Statements, Continued


(7) Stock Option Plan, Continued
     FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if Florida Business BancGroup had accounted for its employee stock options under the fair value method of that statement and is as follows:

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                        2000
                                                                        ----
               Net loss:
                     As reported............................        $  (568,687)
                                                                      ==========

                     Proforma...............................        $(1,101,816)
                                                                      ==========

               Basic earnings per share:
                     As reported............................         $     (.43)
                                                                      ==========

                     Proforma ..............................         $     (.83)
                                                                      ==========

               Diluted earnings per share:
                     As reported............................         $     (.43)
                                                                      ==========

                     Proforma...............................         $     (.83)
                                                                      ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                        2000
                                                                        ----

               Risk-free interest rate.............................      5.5%
               Dividend yield......................................       - %
               Expected volatility.................................       - %
               Expected life in years..............................       10
               Per share fair value of options at grant date.......   $ 4.06
                                                                        ====

(8)  Credit Risk
    The Company grants the majority of its loans through out Hillsborough County, Florida. A significant portion of its borrowers ability to honor their contracts is dependent upon the economy of Hillsborough County, Florida.

(9)  Income Taxes
    The income tax benefit consisted of the following:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000             1999
                                                          ----             ----
              Deferred:
                  Federal.............................  $(293,205)     (153,670)
                  State...............................    (50,191)      (26,305)
                                                           ------        ------

                     Total deferred benefit...........  $(343,396)     (179,975)
                                                          =======       =======

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(9)  Income Taxes, Continued
    The income tax benefit is different than that computed by applying the Federal statutory rate as indicated in the following analysis:

                                                                           2000                    1999
                                                                    -----------------       -----------------
                                                                                % of                    % of
                                                                              Pretax                   Pretax
                                                                    Amount      Loss        Amount      Loss
                                                                    ------      ----        ------     ------
              Income tax benefit at statutory Federal
                  income tax rate................................ $(310,108)    (34.0)%    $(162,819)   (34.0)%
              Increase (decreases) resulting from
                  State taxes, net of federal tax benefit........   (33,126)     (3.6)       (17,361)    (3.6)
                  Other..........................................      (162)       -             205       -
                                                                    -------       ---         ------      ---

                  Total deferred benefit......................... $(343,396)    (37.6)%    $(179,975)   (37.6)%
                                                                    =======      ====        =======     ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                                               At December 31,
                                                                                             --------------------
                                                                                             2000            1999
                                                                                             ----            ----

              Deferred tax assets:
                  Net operating loss carryforwards..................................... $ 346,212            1,615
                                                                                                               -
                  Organization and start-up costs......................................   181,539          228,897
                  Allowance for loan losses............................................    74,388              -
                  Unrealized loss on securities available for sale.....................      -              18,469
                  Accumulated depreciation.............................................      -              19,009
                  Other................................................................    20,434              -
                                                                                          -------          -------

                    Deferred tax assets................................................   622,573          267,990
                                                                                          -------          -------

              Deferred tax liabilities:
                  Unrealized gain on securities available for sale.....................    44,330              -
                  Accrual to cash conversion...........................................    33,449           15,549
                  Accumulated depreciation and amortization............................    16,156              -
                  Allowance for loan losses............................................      -               4,400
                                                                                          -------          -------

                    Deferred tax liabilities...........................................    93,935           19,949
                                                                                          -------          -------

                    Net deferred tax asset............................................. $ 528,638          248,041
                                                                                          =======          =======

         At December 31, 2000, the Company had net operating loss carryforwards for Federal and state income tax purposes as follows:

              Year Expires

                  2018.............................................    $     423
                  2019.............................................       14,919
                  2020.............................................      904,700
                                                                         -------

                                                                       $ 920,042
                                                                         =======

                                                                     (continued)

                        FLORIDA BUSINESS BANCGROUP, INC.

(10) Warrants
     The Company adopted a warrant plan providing for warrants to be issued in conjunction with the sale of the Company's common stock. One warrant and one share of common stock were sold as a unit in the Company's public offering. At December 31, 2000 and 1999, 1,320,700 warrants were outstanding. Each warrant entitles the holder to purchase one share of common stock for $10 anytime during a thirty-six month period, however, the Company has the option to accelerate the warrant exercise period.

(11)  Preferred Stock
     The Board of Directors has the authority to provide for the issuance of Preferred Stock in series and to determine the number of shares of each series and the designation, powers, preferences and rights of each series. The Board of Directors provided for the issuance of Class A preferred stock for the purpose of funding pre-opening expenses. Class A Preferred Stock is nonvoting stock which pays no mandatory dividend. The Company issued 900 shares of redeemable preferred stock to organizers at a price of $100 per share during 1999. The preferred stock was retired by the Company on September 22, 1999 for $90,000.

(12)  Related Party Transactions
     In the ordinary course of business, the Bank has granted loans to directors amounting to $2,439,359 and $100,260 at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000 and 1999 total principal additions were $2,502,210 and $100,260, respectively. During the year ended December 31, 2000, there was principal payments of $163,111, there were no principal payments during 1999. Deposit from these related parties at December 31, 2000 and 1999 amounted to $1,428,886 and $80,988, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                    Minimum
                                                                                                    To Be Well
                                                                                                  Capitalized Under
                                                                      For Capital Adequacy        Prompt Corrective
                                                 Actual                     Purposes:             Action Provisions:
                                           --------------------       ----------------------      ---------------------
                                           Amount          %          Amount            %         Amount           %
                                           ------        ------       ------          ------      ------         ------
     As of December 31, 2000:
         Total capital to Risk-
           Weighted assets...........     $ 7,736         22.66%     $ 2,731            8.00%    $ 3,413          10.00%
         Tier I Capital to Risk-
           Weighted Assets...........       7,038         20.61        1,365            4.00       2,048           6.00
         Tier I Capital
           to Total Assets...........       7,038         20.68        1,361            4.00       1,702           5.00

     As of December 31, 1999:
         Total capital to Risk-
           Weighted assets...........       7,934        191.35          332            8.00         415          10.00
         Tier I Capital to Risk-
           Weighted Assets...........       7,910        190.76          166            4.00         249           6.00
         Tier I Capital
           to Total Assets...........       7,910         56.45          560            4.00         701           5.00

                                                                                                             (continued)


                        FLORIDA BUSINESS BANCGROUP, INC.

(14)  Parent Company Only Financial Information
    The Holding Company's unconsolidated financial information follows:


                            Condensed Balance Sheets
                                 (In thousands)
                                                                                                     At December 31,
                                                                                                     ---------------
                                                                                                    2000         1999
                  Assets                                                                            ----         ----

              Cash............................................................................. $  4,528        4,505
              Investment in subsidiary.........................................................    7,735        8,214
              Other assets.....................................................................      100          100
                                                                                                  ------        -----

                  Total assets................................................................. $ 12,363       12,819
                                                                                                  ======       ======

                  Liabilities and Stockholders' Equity

              Liabilities......................................................................       95           87
              Stockholders' equity.............................................................   12,268       12,732
                                                                                                  ------       ------

                  Total liabilities and stockholders' equity................................... $ 12,363       12,819
                                                                                                  ======       ======



                       Condensed Statements of Operations
                                 (In thousands)
                                                                                                      Year Ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                                    2000         1999
                                                                                                    ----         ----

              Revenues.........................................................................   $   68          248
              Expenses.........................................................................      (44)          (3)
              Income taxes.....................................................................       (9)         (87)
                                                                                                     ---           ---

                  Income before loss of subsidiary.............................................       15          158
              Net loss of subsidiary...........................................................     (584)        (457)
                                                                                                     ---          ---

                  Net loss.....................................................................   $ (569)        (299)
                                                                                                     ===          ===

                                                                                                            (continued)




                        FLORIDA BUSINESS BANCGROUP, INC.

(14)  Parent Company Only Financial Information, Continued

                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                                                      Year Ended
                                                                                                      December 31,
                                                                                                    ----------------
                                                                                                    2000        1999
                                                                                                    ----        ----
         Cash flows from operating activities:
              Net loss.........................................................................  $  (569)       (299)
              Adjustments to reconcile net loss to net cash provided by
                operating activities:
                  Equity in undistributed loss of subsidiaries.................................      584         457
                  Net increase in other assets.................................................       -          (58)
                  Increase in other liabilities................................................        8          -
                  Provision for deferred income taxes..........................................       -          137
                                                                                                 -------       -----

                  Net cash provided by (used in) operating activities..........................       23         237
                                                                                                 -------       -----

         Cash flows from financing activities:
              Net proceeds from issuance of common stock.......................................       -       13,144
              Retirement of preferred stock....................................................       -          (90)
              Advances from organizers.........................................................       -          717
              Stock offering costs.............................................................       -          (47)
              Repayment of advances from organizers............................................       -         (817)
              Investment in subsidiary.........................................................       -       (8,655)
                                                                                                 -------       -----

                  Net cash provided by financing activities....................................       -        4,252
                                                                                                 -------       -----

         Net increase in cash and cash equivalents.............................................       23       4,489

         Cash and cash equivalents at beginning of the year....................................    4,505          16
                                                                                                 -------       -----

         Cash and cash equivalents at end of year..............................................  $ 4,528       4,505
                                                                                                   =====       =====


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

         None.


                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

           FBBI hereby incorporates by reference the section entitled "Election of Directors" contained in pages 5 through 9 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 16, 2001.

ITEM 10.          EXECUTIVE COMPENSATION

           FBBI hereby incorporates by reference the section entitled "Report of the Board of Directors on Executive Compensation" contained at pages 10 through 11of the Proxy Statement.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (a)    Security Ownership of Certain Beneficial Owners

                  FBBI hereby incorporates by reference the section entitled "Certain Shareholders" on pages 3 through 4 of the Proxy Statement.

           (b)    Security Ownership of Management

                  FBBI hereby incorporates by reference the section entitled "Election of Directors" on pages 5 through 9 of the Proxy Statement.

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

           FBBI hereby incorporates by reference the section entitled "Certain Relationships and Related Transactions" on page 12 of the Proxy Statement.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of FFBI's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked by a double asterisk (**) were previously filed in Amendment No. 1 to Registration Statement on Form SB-2; exhibits marked with a triple asterisk (***) were previously filed in Amendment No. 2 to Registration Statement on Form SB-2; exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2; exhibits marked with five asterisks (*****) were previously filed as part of FFBI's Definitive Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000; and exhibits marked with six asterisks (******) were previously filed as part of FBBI's Definitive Form 14-A, filed with the Securities and Exchange Commission on March 16, 2001.

              Exhibit No.       Description of Exhibit
              -----------       ----------------------

                  *        3.1    Articles of Incorporation of the Company
                  *        3.2    Bylaws of the Company
                  *        4.1    Specimen Common Stock Certificate
                  *        4.2    Specimen Warrant Certificate
                  *        4.4    Warrant Plan
                  ******   4.5    Amended and Restated Warrant Plan and Specimen
                                  Warrant Certificate
                  **       10.1   Employment Contract Timothy A. McGuire
                  *        10.2   Lease Agreement for Temporary Quarter
                  *        10.3   Servicing Agreement with M&I Data Services
                  ****     10.4   Lease Agreement for Permanent Office
                  *****    10.5   2000 Key Employee Stock  Compensation Program
                  *****    10.6   2000 Directors' Stock Option Plan
                  ******   99     Charter of the Audit Committee

           (b) Reports on Form 8-K. Registrant did not file a Form 8-K during the last quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Florida Business BancGroup, Inc.

Dated:   March 12, 2001               By:      /s/ A.  Bronson Thayer
        ----------------------                 ---------------------------------
                                               A. Bronson Thayer
                                               Chairman  of  the Board and Chief
                                               Executive Officer

Dated:   March 12, 2001              By:      /s/ Marti J. Warren
        ----------------------                 ---------------------------------
                                               Marti J. Warren
                                               Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

    Signature                          Title                             Date
    ---------                          -----                             ----

/s/ John C. Bierley                   Director                    March 12, 2001
----------------------------
John C. Bierley

/s/ Gregory W. Bryant           President and Director            March 12, 2001
----------------------------
Gregory W. Bryant

/s/ John B. Caswell                   Director                    March 12, 2001
----------------------------
John B. Caswell

/s/ Frank G. Cisneros                 Director                    March 12, 2001
----------------------------
Frank G. Cisneros

/s/ Lawrence H. Dimmitt, III          Director                    March 12, 2001
----------------------------
Lawrence H. Dimmitt, III

/s/ Jeff Huenink                      Director                    March 12, 2001
----------------------------
Jeff Huenink

/s/ Robert A. Monroe                  Director                    March 12, 2001
----------------------------
Robert A. Monroe

/s/ Eric M. Newman                    Director                    March 12, 2001
----------------------------
Eric M. Newman

/s/ Eiji Sadato                       Director                    March 12, 2001
----------------------------
Eiji Sadato

/s/ A. Bronson Thayer            Chief Executive Officer and      March 12, 2001
----------------------------  Chairman of the Board of Directors
A. Bronson Thayer

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.