Form 10QSB
period 2001-03-31
FLORIDA BUSINESS BANCGROUP INC
filed 2001-05-02
CIK 1071212

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number 333-65101
                       ---------

                        FLORIDA BUSINESS BANCGROUP, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                                                   59-3517595
---------------------------------                            -------------------
(STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

2202 North Westshore Boulevard, Suite 150
Tampa, Florida                                                             33607
---------------                                                     ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                 (813) 281-0009
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

YES  [X]   NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                          1,320,700 shares
--------------------------------------            ------------------------------
               (CLASS)                            OUTSTANDING AT  APRIL 10, 2001

Transitional Small Business Format (Check One):  YES [ ]   NO [X]

                        FLORIDA BUSINESS BANCGROUP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS                                                               PAGE
                                                                                             -----
     Condensed Consolidated Balance Sheets -
       At March 31, 2001 (Unaudited) and December 31, 2000..............................         2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three Months ended March 31, 2001 and 2000.......................................         3

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
       Three Months ended March 31, 2001................................................         4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three Months ended March 31, 2001 and 2000.......................................         5

     Notes to Condensed Consolidated Financial Statements (Unaudited)...................       6-7

     Review By Independent Certified Public Accountants.................................         8

     Report on Review by Independent Certified Public Accountants.......................         9

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS...............................................................     10-13

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS...........................................................        14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................        14

SIGNATURES..............................................................................        15

                        FLORIDA BUSINESS BANCGROUP, INC.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                               MARCH 31,         DECEMBER 31,
    ASSETS                                                                       2001               2000
                                                                               ---------         ------------
                                                                              (UNAUDITED)
Cash and due from banks .................................................      $  1,252                 790
Interest-bearing deposits ...............................................           602                  --
Federal funds sold and securities sold under agreements to repurchase ...         3,896                 798
                                                                               --------              ------

              Total cash and cash equivalents ...........................         5,750               1,588

Securities available for sale ...........................................         5,571               5,157
Loans, net of allowance for loan losses of $433 and $387 ................        29,074              25,776
Federal Home Loan Bank stock ............................................            28                  24
Premises and equipment, net .............................................           542                 581
Deferred income taxes ...................................................           523                 528
Accrued interest receivable and other assets ............................           426                 381
                                                                               --------              ------

              Total assets ..............................................      $ 41,914              34,035
                                                                               ========              ======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing demand deposits ...................................         2,650               2,774
  Savings and NOW deposits ..............................................         1,392               1,013
  Money-market deposits .................................................         4,819               3,655
  Time deposits .........................................................        20,399              13,586
                                                                               --------              ------

              Total deposits ............................................        29,260              21,028

  Official checks .......................................................           348                 570
  Other liabilities .....................................................            32                 169
                                                                               --------              ------

              Total liabilities .........................................        29,640              21,767
                                                                               --------              ------

Stockholders' equity:
  Preferred stock:
    Designated Series A, $.01 par value, redeemable at $100 per
      share, 10,000 shares so designated, none issued or outstanding ....            --                  --
    Nondesignated, no par value, 1,999,100 shares authorized,
      none issued or outstanding ........................................            --                  --
  Common stock, $.01 par value 10,000,000 shares authorized;
    1,320,700 shares issued and outstanding .............................            13                  13
  Additional paid-in capital ............................................        13,131              13,131
  Accumulated deficit ...................................................          (975)               (950)
  Accumulated other comprehensive income ................................           105                  74
                                                                               --------              ------

              Total stockholders' equity ................................        12,274              12,268
                                                                               --------              ------

              Total liabilities and stockholders' equity ................      $ 41,914              34,035
                                                                               ========              ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                --------------------------------
                                                                                   2001                  2000
                                                                                -----------           ----------
Interest income:
  Loans ..............................................................          $       631                   94
  Securities .........................................................                   88                   54
  Other ..............................................................                   41                  106
                                                                                -----------           ----------

              Total interest income ..................................                  760                  254

Interest expense, deposits ...........................................                  339                   39
                                                                                -----------           ----------

              Net interest income ....................................                  421                  215

Provision for loan losses ............................................                   46                   57
                                                                                -----------           ----------

              Net interest income after provision for loan losses ....                  375                  158
                                                                                -----------           ----------

Noninterest income:
  Service charges and fees ...........................................                   23                    2
  Other income .......................................................                    1                   --
                                                                                -----------           ----------

              Total noninterest income ...............................                   24                    2
                                                                                -----------           ----------

Total noninterest expenses:
  Salaries and employee benefits .....................................                  180                  181
  Occupancy expenses .................................................                  105                  103
  Advertising ........................................................                   10                   15
  Professional fees ..................................................                   23                   20
  Data processing ....................................................                   56                   45
  Other expenses .....................................................                   64                   61
                                                                                -----------           ----------

              Total noninterest expenses .............................                  438                  425
                                                                                -----------           ----------

Loss before income tax benefit .......................................                  (39)                (265)

              Income tax benefit .....................................                  (14)                 (98)
                                                                                -----------           ----------

Net loss .............................................................          $       (25)                (167)
                                                                                ===========           ==========

              Basic and diluted loss per share .......................          $      (.02)                (.13)
                                                                                ===========           ==========

Weighted-average number of common shares outstanding .................            1,320,700            1,320,700
                                                                                ===========           ==========

Dividends per share ..................................................                   --                   --
                                                                                ===========           ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)

                        THREE MONTHS ENDED MARCH 31, 2001

                                                                                                         ACCUMULATED
                                                                                                           OTHER
                                                              COMMON STOCK     ADDITIONAL                  COMPRE-       TOTAL
                                                          -------------------   PAID-IN   ACCUMULATED      HENSIVE    STOCKHOLDERS'
                                                           SHARES      AMOUNT   CAPITAL     DEFICIT        INCOME        EQUITY
                                                          ---------    ------   -------   -----------    -----------  -------------
Balance at December 31, 2000 .....................        1,320,700     $13      13,131      (950)           74           12,268
                                                                                                                          ------

Comprehensive income:

  Net loss for the three months ended March 31,
    2001 (unaudited) .............................               --      --          --       (25)           --              (25)

  Net change in unrealized loss on securities
    available for sale, net tax of $19
    (unaudited) ..................................               --      --          --        --            31               31
                                                                                                                          ------

  Comprehensive income (unaudited) ...............               --      --          --        --            --                6
                                                          ---------     ---      ------      ----           ---           ------

Balance at March 31, 2001 (unaudited) ............        1,320,700     $13      13,131      (975)          105           12,274
                                                          =========     ===      ======      ====           ===           ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                        -----------------------
                                                                                          2001            2000
                                                                                        -------         -------
Cash flows from operating activities:
  Net loss .....................................................................        $   (25)           (167)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation ...............................................................             42              36
    Provision for loan losses ..................................................             46              57
    Deferred income tax benefit ................................................            (14)            (98)
    Amortization of loan fees, premiums and discounts ..........................            (13)              9
    (Increase) decrease in accrued interest receivable and other assets ........            (45)             27
    Net (decrease) increase in official checks .................................           (222)             10
    Decrease in other liabilities ..............................................           (137)            (71)
                                                                                        -------         -------

              Net cash used in operating activities ............................           (368)           (197)
                                                                                        -------         -------

Cash flows from investing activities:
  Purchase of securities available for sale ....................................           (719)             --
  Proceeds from calls of securities available for sale .........................            300              --
  Principal pay-downs on securities available for sale .........................             55              --
  Net increase in loans ........................................................         (3,331)         (3,250)
  Purchase of Federal Home Loan Bank stock .....................................             (4)            (24)
  Purchase of premises and equipment ...........................................             (3)           (106)
                                                                                        -------         -------

              Net cash used in investing activities ............................         (3,702)         (3,380)
                                                                                        -------         -------

Cash flows from financing activity-
  Net increase in deposits .....................................................          8,232           6,229
                                                                                        -------         -------

Net increase in cash and cash equivalents ......................................          4,162           2,652

Cash and cash equivalents at beginning of period ...............................          1,588           7,913
                                                                                        -------         -------

Cash and cash equivalents at end of period .....................................        $ 5,750          10,565
                                                                                        =======         =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ...................................................................        $   325              29
                                                                                        =======         =======

    Income taxes ...............................................................        $    --              --
                                                                                        =======         =======

  Noncash items:
    Change in accumulated other comprehensive income (loss), net of tax ........        $    31              (1)
                                                                                        =======         =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL. Florida Business BancGroup, Inc., a Florida Corporation, (the
         "Holding Company") is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida charter commercial bank (the "Bank"). The Holding Company's only business is the ownership and operations of the Bank (Collectively, the "Company"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals in Hillsborough County, Florida.

         The Company's fiscal year end is December 31. In the opinion of the management, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001, the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

(2)  LOAN IMPAIRMENT AND LOSSES
     At March 31, 2001 and 2000 management had not identified any impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

                                                           MARCH 31,
                                                        ---------------
                                                        2001       2000
                                                        ----       ----
              Balance at beginning of period ...        $387        24
              Provision for loan losses ........          46        57
                                                        ----        --

              Balance at end of period .........        $433        81
                                                        ====        ==

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 2001, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                        CAPITALIZED UNDER
                                                     MINIMUM                FOR CAPITAL           TO BE WELL
                                    ACTUAL      ADEQUACY PURPOSES       ACTION PROVISIONS       PROMPT CORRECTIVE
                                    ------      ------------------      -----------------      --------------------
                                    AMOUNT              %               AMOUNT        %        AMOUNT           %
                                    ------            -----             ------       ----      ------         -----
AT MARCH 31, 2001:
  Total capital (to Risk-
  Weighted Assets) ...........      $7,451            23.55%            $2,531       8.00%     $3,164         10.00%
  Tier I Capital (to Risk-
  Weighted Assets) ...........       7,018            22.18              1,266       4.00       1,898          6.00
  Tier I Capital
  (to Average Assets) ........       7,018            18.50              1,517       4.00       1,897          5.00

                        FLORIDA BUSINESS BANCGROUP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

         We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 10, 2001

                        FLORIDA BUSINESS BANCGROUP, INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2001 AND DECEMBER 31, 2000

GENERAL

Florida Business BancGroup, Inc., a Florida Corporation, (the "Holding Company") is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida charter commercial bank (the "Bank"). The Holding Company's only business is the ownership and operations of the Bank (Collectively, the "Company"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals in Hillsborough County, Florida.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company's primary sources of funds consisted of deposit inflows. The Company used its capital resources principally to fund existing and continuing loan commitments and to purchase securities. At March 31, 2001, the Company had commitments to originate loans and unfunded lines of credit totaling $7.7 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2001. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2001, the Bank had liquidity of approximately $7.1 million, or approximately 24% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2001. See note 4 to the condensed consolidated financial statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

The following ratios and rates are presented for the dates and periods indicated:

                                                                 THREE MONTHS                  THREE MONTHS
                                                                     ENDED        YEAR ENDED       ENDED
                                                                   MARCH 31,     DECEMBER 31,    MARCH 31,
                                                                     2001            2000          2000
                                                                 ------------    ------------  ------------
        Average equity as a percentage
          of average assets ................................        32.06%         47.24%         74.27%

        Equity to total assets at end of period ............        29.28%         36.05%         62.78%

        Return on average assets(1) ........................         (.26)%        (2.13)%        (3.94)%

        Return on average equity(1) ........................         (.82)%        (4.51)%        (5.30)%

        Noninterest expenses to average assets(1) ..........         4.60%          6.82%         10.04%

        Nonperforming loans and foreclosed real estate as
          a percentage of total assets at end of period ....           --%            --%            --%

(1)  Annualized for the three months ended March 31.

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

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------------------------------------
                                                                                  2001                               2000
                                                                    ----------------------------------      --------------------
                                                                    INTEREST    AVERAGE                     INTEREST     AVERAGE
                                                       AVERAGE         AND       YIELD/        AVERAGE         AND        YIELD/
                                                       BALANCE      DIVIDENDS     RATE         BALANCE      DIVIDENDS      RATE
                                                       -------      ---------   -------        -------      ---------    -------
                                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans .......................................        $27,342         631        9.23%        $ 3,732          94        10.08%
  Securities ..................................          5,241          88        6.72           3,397          54         6.36
  Other interest-earning assets (1) ...........          3,055          41        5.37           7,965         106         5.32
                                                       -------         ---                     -------        ----

    Total interest-earning assets .............         35,638         760        8.53          15,094         254         6.73
                                                                       ---                                    ----

Noninterest-earning assets ....................          2,453                                   1,879
                                                       -------                                 -------

    Total assets ..............................        $38,091                                 $16,973
                                                       =======                                 =======

Interest-bearing liabilities:
  Savings, NOW, money-market
    deposit accounts ..........................          5,609          55        3.98           1,353           9         2.66
  Time deposits ...............................         17,560         284        6.56           1,916          30         6.26
                                                       -------         ---                     -------        ----

    Total interest-bearing liabilities ........         23,169         339        5.93           3,269          39         4.77
                                                       -------                                                ----

Noninterest-bearing liabilities ...............          2,712                                   1,099
Stockholders' equity ..........................         12,210                                  12,605
                                                       -------                                 -------

    Total liabilities and
      stockholders' equity ....................        $38,091                                 $16,973
                                                       =======                                 =======

Net interest income ...........................                       $421                                    $215
                                                                      ====                                    ====

Interest-rate spread (2) ......................                                   2.60%                                    1.96%
                                                                                  ====                                    =====

Net interest margin (3) .......................                                   4.73%                                    5.70%
                                                                                  ====                                    =====

Ratio of average interest-earning assets to
  average interest-bearing liabilities ........           1.54                                    4.62
                                                       =======                                 =======

(1) Includes Federal Home Loan Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                        FLORIDA BUSINESS BANCGROUP, INC.

       COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

     GENERAL. Net loss for the three-months ended March 31, 2001 was $25,000 compared to $167,000 for 2000. During the three-months ended March 31, 2001, the Company had not achieved the average asset size to operate profitably.

     INTEREST INCOME. Interest income for the three-months ended March 31, 2001 was $760,000 compared to $254,000 for the three-months ended March 31, 2000. Interest income earned on loans was $631,000 for the three-months ended March 31, 2001 compared to $94,000 for the three-months ended March 31, 2000. The increase was due to an increase in the average loan portfolio balance from $3.7 million for the three-months ended March 31, 2000 to $27.3 million for the three-months ended March 31, 2001 and partially offset by a decrease in the average yield earned from 10.08% for the three-months ended March 31, 2000 to 9.23% for the three-months ended March 31, 2001.

     INTEREST EXPENSE. Interest expense for the three-months ended March 31, 2001 was $339,000 compared to $39,000 for the three-months ended March 31, 2000. The increase was due to an increase in the average balance of interest-bearing deposits from $3.2 million for the three-months ended March 31, 2000 to $23.2 million for the three-months ended March 31, 2001 and an increase in the average cost from 4.77% for the three-months ended March 31, 2000 to 5.93% for the three-months ended March 31, 2001.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three-months ended March 31, 2001 and 2000 of $46,000 and $57,000, respectively and the allowance for loan losses was $433,000 at March 31, 2001. Management believes the allowance is adequate at March 31, 2001.

     NONINTEREST EXPENSE. Noninterest expense was $438,000 for the three-months ended March 31, 2001 compared to $425,000 for the three-months ended March 31, 2000. This increase resulted from the overall growth of the Company.

     INCOME TAX BENEFIT. The income tax benefit for the three-months ended March
         31, 2001 was $14,000 (an effective rate of 36%) compared to $98,000 in 2000 (an effective rate of 37%).

                        FLORIDA BUSINESS BANCGROUP, INC.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Registrant has no pending legal proceedings as of March 31, 2001.

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
         ****** 99           Charter of the Audit Committee

         (b) REPORTS ON FORM 8-K. Registrant filed one Form 8-K during the three months ended March 31, 2001. The Form 8-K was filed on January 26, 2001 and related to the resignation of the Company's former president and the hiring of the current president.

                        FLORIDA BUSINESS BANCGROUP, INC.

                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FLORIDA BUSINESS BANCGROUP, INC.
                                 (Registrant)



Date:     May 2      , 2001      By: /s/ A. Bronson Thayer
     ----------------               --------------------------------------------
                                    A. Bronson Thayer, Chairman and
                                    Chief Executive Officer



Date:     May 2      , 2001      By: /s/ Marti J. Warren
     ----------------               --------------------------------------------
                                    Marti J. Warren, Principal Financial Officer