Form 10QSB
period 2001-06-30
FLORIDA BUSINESS BANCGROUP INC
filed 2001-07-31
CIK 1071212

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from  _________ to

Commission file number  333-65101
                        ---------

                        FLORIDA BUSINESS BANCGROUP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                    59-3517595
--------------------------------                             -------------------
(STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

2202 North Westshore Boulevard, Suite 150
Tampa, Florida                                                          33607
-----------------------------------------                           ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                                 (813) 281-0009
         ---------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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


YES [X]    NO [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                          1,320,700 shares
--------------------------------------          --------------------------------
               (CLASS)                              OUTSTANDING AT JULY 10, 2001


Transitional Small Business Format (Check One):  YES [ ]    NO [X]


--------------------------------------------------------------------------------

                        FLORIDA BUSINESS BANCGROUP, INC.


                                      INDEX



                                                                                        PAGE
                                                                                        ----
PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets -
       At June 30, 2001 (Unaudited) and December 31, 2000............................      2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Six Months ended June 30, 2001 and 2000.............................      3

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
       Six Months ended June 30, 2001................................................      4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six Months ended June 30, 2001 and 2000.......................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)................    6-7

     Review By Independent Certified Public Accountants..............................      8

     Report on Review by Independent Certified Public Accountants....................      9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS...........................................................  10-15

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS........................................................     16

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................     16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................     17

SIGNATURES...........................................................................     18

                        FLORIDA BUSINESS BANCGROUP, INC.


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                                             JUNE 30,     DECEMBER 31,
                                                                                                 2001             2000
                                                                                           ----------     ------------
                                                                                           (UNAUDITED)
    ASSETS

Cash and due from banks .............................................................        $  1,259              790
Interest-bearing deposits ...........................................................             159               --
Federal funds sold ..................................................................           4,122              798
                                                                                             --------         --------

              Total cash and cash equivalents .......................................           5,540            1,588

Securities available for sale .......................................................           5,637            5,157
Loans, net of allowance for loan losses of $458 and $387 ............................          35,821           25,776
Federal Home Loan Bank stock ........................................................              28               24
Premises and equipment, net .........................................................             501              581
Deferred income taxes ...............................................................             522              528
Accrued interest receivable and other assets ........................................             485              381
                                                                                             --------         --------

              Total assets ..........................................................        $ 48,534           34,035
                                                                                             ========         ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits .............................................           3,162            2,774
    Savings and NOW deposits ........................................................           1,554            1,013
    Money-market deposits ...........................................................           6,139            3,655
    Time deposits ...................................................................          25,184           13,586
                                                                                             --------         --------

              Total deposits ........................................................          36,039           21,028

    Official checks .................................................................              76              570
    Other liabilities ...............................................................             146              169
                                                                                             --------         --------

              Total liabilities .....................................................          36,261           21,767
                                                                                             --------         --------

Stockholders' equity:
    Preferred stock:
         Designated Series A, $.01 par value, redeemable at $100 per
           share, 10,000 shares so designated, none issued or outstanding ...........              --               --
         Nondesignated, no par value, 1,999,100 shares authorized,
           none issued or outstanding ...............................................              --               --
    Common stock, $.01 par value 10,000,000 shares authorized;
         1,320,700 shares issued and outstanding ....................................              13               13
    Additional paid-in capital ......................................................          13,131           13,131
    Accumulated deficit .............................................................            (964)            (950)
    Accumulated other comprehensive income ..........................................              93               74
                                                                                             --------         --------

              Total stockholders' equity ............................................          12,273           12,268
                                                                                             --------         --------

              Total liabilities and stockholders' equity ............................        $ 48,534           34,035
                                                                                             ========         ========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                                  JUNE 30,                          JUNE 30,
                                                                      --------------------            ----------------------
                                                                      2001            2000             2001             2000
                                                                      ----            ----            -----             ----
Interest income:
  Loans ..................................................      $      702             147            1,333              241
  Securities .............................................              89             113              177              167
  Other ..................................................              63             176              104              281
                                                                ----------      ----------       ----------       ----------

    Total interest income ................................             854             436            1,614              689

Interest expense, deposits ...............................             414             184              753              223
                                                                ----------      ----------       ----------       ----------

    Net interest income ..................................             440             252              861              466

Provision for loan losses ................................              25              49               71              106
                                                                ----------      ----------       ----------       ----------

    Net interest income after provision
     for loan losses .....................................             415             203              790              360
                                                                ----------      ----------       ----------       ----------

Noninterest income:
  Service charges and fees ...............................              25               6               48                8
  Gain on sale of securities available for sale ..........              14              --               14               --
  Other income ...........................................              --               2                1                2
                                                                ----------      ----------       ----------       ----------

    Total noninterest income .............................              39               8               63               10
                                                                ----------      ----------       ----------       ----------

Noninterest expenses:
  Salaries and employee benefits .........................             181             181              361              363
  Occupancy ..............................................             104             101              209              204
  Data processing ........................................              48              42              104               87
  Professional fees ......................................              26              47               49               75
  Courier expenses .......................................              18              17               36               35
  Advertising ............................................               8              16               18               31
  Other expenses .........................................              50              45               96               78
                                                                ----------      ----------       ----------       ----------

    Total noninterest expenses ...........................             435             449              873              873
                                                                ----------      ----------       ----------       ----------

Loss before income taxes (benefit) .......................              19            (238)             (20)            (503)

    Income taxes (benefit) ...............................               8             (90)              (6)            (188)
                                                                ----------      ----------       ----------       ----------

Net earnings (loss) ......................................      $       11            (148)             (14)            (315)
                                                                ==========      ==========       ==========       ==========

    Basic and diluted earnings (loss) per share ..........      $      .01            (.11)            (.01)            (.24)
                                                                ==========      ==========       ==========       ==========

Weighted-average number of common shares
  outstanding ............................................       1,320,700       1,320,700        1,320,700        1,320,700
                                                                ==========      ==========       ==========       ==========

Dividends per share ......................................              --              --               --               --
                                                                ==========      ==========       ==========       ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)

                         SIX MONTHS ENDED JUNE 30, 2001


                                                                                                          ACCUMULATED
                                                                                                                OTHER
                                                               COMMON STOCK    ADDITIONAL                     COMPRE-          TOTAL
                                                     ----------------------       PAID-IN   ACCUMULATED       HENSIVE  STOCKHOLDERS'
                                                         SHARES      AMOUNT       CAPITAL       DEFICIT        INCOME         EQUITY
                                                     ----------      ------    ----------   -----------   -----------   ------------
Balance at December 31, 2000 ...................      1,320,700       $ 13        13,131        (950)          74           12,268
                                                                                                                          --------
Comprehensive income:

  Net loss for the three months ended June 30,
    2001 (unaudited) ...........................             --         --            --         (14)          --              (14)

  Net change in unrealized gain on securities
    available for sale, net tax of $12
    (unaudited) ................................             --         --            --          --           19               19
                                                                                                                          --------

  Comprehensive income (unaudited) .............             --         --            --          --           --                5
                                                     ----------       ----       -------       -----          ---         --------

Balance at June 30, 2001 (unaudited) ...........      1,320,700       $ 13        13,131        (964)          93           12,273
                                                     ==========       ====       =======       =====          ===         ========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            SIX MONTHS
                                                                                                        ENDED JUNE 30,
                                                                                             -------------------------
                                                                                                 2001             2000
                                                                                             --------         --------
Cash flows from operating activities:
    Net loss ........................................................................        $    (14)            (315)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation ...............................................................              84               75
         Provision for loan losses ..................................................              71              106
         Deferred income tax benefit ................................................              (6)            (188)
         Amortization of loan fees, premiums and discounts ..........................              17               60
         Increase in accrued interest receivable and other assets ...................            (104)             (94)
         Net decrease in official checks ............................................            (494)             (15)
         Decrease in other liabilities ..............................................             (23)             (33)
         Gain on sale of securities available for sale ..............................             (14)              --
                                                                                             --------         --------

                  Net cash used in operating activities .............................            (483)            (404)
                                                                                             --------         --------

Cash flows from investing activities:
    Net increase in loans ...........................................................         (10,133)          (6,530)
    Purchase of securities available for sale .......................................          (2,262)          (7,852)
    Proceeds from sales of securities available for sale ............................             513               --
    Proceeds from calls of securities available for sale ............................           1,150               --
    Principal pay-downs on securities available for sale ............................             164               --
    Purchase of Federal Home Loan Bank stock ........................................              (4)             (25)
    Purchase of premises and equipment ..............................................              (4)            (160)
                                                                                             --------         --------

                  Net cash used in investing activities .............................         (10,576)         (14,567)
                                                                                             --------         --------

Cash flows from financing activities-
    Net increase in deposits ........................................................          15,011           15,739
                                                                                             --------         --------

Net increase in cash and cash equivalents ...........................................           3,952              768

Cash and cash equivalents at beginning of period ....................................           1,588            7,912
                                                                                             --------         --------

Cash and cash equivalents at end of period ..........................................        $  5,540            8,680
                                                                                             ========         ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest ...................................................................        $    730              192
                                                                                             ========         ========

         Income taxes ...............................................................        $     --               --
                                                                                             ========         ========

    Noncash items:
         Change in accumulated other comprehensive income, net of tax ...............        $     19               12
                                                                                             ========         ========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL. Florida Business BancGroup, Inc., a Florida Corporation (the "Holding Company") is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank (the "Bank"). The Holding Company's only business is the ownership and operations of the Bank. The Bank is a Florida-chartered commercial bank which opened for business November 10, 1999 (collectively, the "Company"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in Hillsborough County, Florida.

         The Company's fiscal year end is December 31. In the opinion of the management, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001, the results of operations for the three- and six-month periods ended June 30, 2001 and 2000 and the cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

(2)      LOAN IMPAIRMENT AND LOSSES

         At June 30, 2001 and 2000 there were no impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                              JUNE 30,               JUNE 30,
                                                                    ------------------       ----------------
                                                                     2001         2000       2001        2000
                                                                     ----         ----       ----        ----
              Balance at beginning of period..................      $ 433           81       $ 387         24
              Provision for loan losses.......................         25           49          71        106
                                                                    -----         ----       -----       ----

              Balance at end of period........................      $ 458          130       $ 458        130
                                                                    =====         ====       =====       ====

(3)      PER SHARE AMOUNTS

         Basic and diluted earnings (loss) per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company's common stock equivalents are not dilutive.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at June 30, 2001, the Bank meets all capital adequacy requirements to which it is subject.

         As of June 30, 2001, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).


                                                                                                          TO BE WELL
                                                                                MINIMUM            CAPITALIZED UNDER
                                                                            FOR CAPITAL            PROMPT CORRECTIVE
                                                      ACTUAL           ADEQUACY PURPOSE            ACTION PROVISIONS
                                      ----------------------       --------------------     ------------------------
                                       AMOUNT              %        AMOUNT            %      AMOUNT                %
                                      -------         ------       -------        -----     -------           ------
     AT JUNE 30, 2001:
         Total capital (to Risk-
         Weighted Assets)...........  $ 7,482          19.37%      $ 3,015         8.00%    $ 3,768           10.00%
         Tier I Capital (to Risk-
         Weighted Assets)...........    7,024          18.18         1,507         4.00       2,261            6.00
         Tier I Capital
         (to Average Assets)........    7,024          15.74         1,785         4.00       2,231            5.00

                        FLORIDA BUSINESS BANCGROUP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2001, and for the three- and six-month periods ended June 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

         We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2001 and 2000, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 11, 2001

                        FLORIDA BUSINESS BANCGROUP, INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                COMPARISON OF JUNE 30, 2001 AND DECEMBER 31, 2000

GENERAL

Florida Business BancGroup, Inc., a Florida Corporation, (the "Holding Company") is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida charter commercial bank (the "Bank"). The Holding Company's only business is the ownership and operation of the Bank (Collectively, the "Company"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in Hillsborough County, Florida.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, the Company's primary sources of funds consisted of deposit inflows. The Company used its funds principally to fund existing and continuing loan commitments, to purchase loan participations and purchase securities. At June 30, 2001, the Company had commitments to originate loans and unfunded lines of credit totaling $9.3 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded during 2001. Management also believes, if so desired, it can adjust the rates on time deposits to attract or retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2001, the Bank had liquidity of approximately $10.7 million, or approximately 26% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2001. See note 4 to the condensed consolidated financial statements.

                        FLORIDA BUSINESS BANCGROUP, INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


The following ratios and rates are presented for the dates and periods indicated:

                                                                        SIX MONTHS                      SIX MONTHS
                                                                             ENDED      YEAR ENDED           ENDED
                                                                          JUNE 30,    DECEMBER 31,        JUNE 30,
                                                                              2001            2000            2000
                                                                        ----------    ------------      ----------
        Average equity as a percentage
           of average assets.........................................        29.07%          47.24%          60.12%

        Equity to total assets at end of period......................        25.29%          36.05%          42.23%

        Return on average assets(1)..................................        (0.07)%         (2.13)%         (3.00)%

        Return on average equity(1)..................................        (0.23)%         (4.51)%         (5.00)%

        Noninterest expenses to average assets(1)....................         4.15%           6.82%           8.34%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period.............           --%             --%             --%

(1)      Annualized for the six months ended June 30.

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

                                                                                         THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------------
                                                                        2001                                    2000
                                             -------------------------------        --------------------------------
                                                        INTEREST     AVERAGE                     INTEREST    AVERAGE
                                             AVERAGE         AND      YIELD/        AVERAGE           AND     YIELD/
                                             BALANCE   DIVIDENDS        RATE        BALANCE     DIVIDENDS       RATE
                                             -------   ---------     -------        -------     ---------    -------
                                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans..................................  $ 32,156         702        8.73%      $  6,014           147       9.78%
   Securities.............................     5,480          89        6.50          6,731           113       6.72
   Other interest-earning assets(1).......     5,811          63        4.34         11,358           176       6.20
                                            --------       -----                   --------         -----

       Total interest-earning assets......    43,447         854        7.86         24,103           436       7.24
                                                           -----                                    -----

Noninterest-earning assets................     2,649                                  1,519
                                            --------                               --------

       Total assets.......................  $ 46,096                               $ 25,622
                                            ========                               ========

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts...................     7,796          69        3.54          3,681            38       4.13
   Time deposits..........................    23,164         345        5.96          8,922           146       6.55
                                            --------       -----                   --------         -----
       Total interest-bearing
           liabilities....................    30,960         414        5.35         12,603           184       5.84
                                            --------       -----                   --------         -----

Noninterest-bearing liabilities...........     2,874                                    414
Stockholders' equity......................    12,262                                 12,605
                                            --------                               --------

       Total liabilities and
           stockholders' equity...........  $ 46,096                               $ 25,622
                                            ========                               ========

Net interest income.......................                 $ 440                                    $ 252
                                                           =====                                    =====

Interest-rate spread(2)...................                              2.51%                                  1.40%
                                                                        ====                                   ====

Net interest margin(3)....................                              4.05%                                  4.18%
                                                                        ====                                   ====

Ratio of average interest-earning
   assets to average interest-
   bearing liabilities....................      1.40                                   1.91
                                            ========                               ========


(1) Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                                           SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------------
                                                                         2001                                   2000
                                             --------------------------------       --------------------------------
                                                        INTEREST      AVERAGE                    INTEREST    AVERAGE
                                             AVERAGE         AND       YIELD/       AVERAGE           AND     YIELD/
                                             BALANCE   DIVIDENDS         RATE       BALANCE     DIVIDENDS       RATE
                                             -------   ---------      -------       -------     ---------    -------
                                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans.................................   $ 29,762      1,333          8.96%     $  4,873           241       9.89%
   Securities............................      5,361        177          6.60         5,085           167       6.57
   Other interest-earning assets(1)......      4,441        104          4.68         9,851           281       5.70
                                            --------    -------                    --------          ----

       Total interest-earning assets.....     39,564      1,614          8.16        19,809           689       6.96
                                                        -------                                      ----

Noninterest-earning assets...............      2,521                                  1,148
                                            --------                               --------

       Total assets......................   $ 42,085                               $ 20,957
                                            ========                               ========

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts..................      6,612        124          3.75         2,517            48       3.81
   Time deposits.........................     20,377        629          6.17         5,419           175       6.46
                                            --------    -------                    --------          ----

       Total interest-bearing
           liabilities...................     26,989        753          5.58         7,936           223       5.62
                                                        -------                                      ----

Noninterest-bearing liabilities..........      2,860                                   416
Stockholders' equity.....................     12,236                                 12,605
                                            --------                               --------

       Total liabilities and
           stockholders' equity..........   $ 42,085                               $ 20,957
                                            ========                               ========

Net interest income......................               $   861                                     $ 466
                                                        =======                                     =====

Interest-rate spread(2)..................                                2.58%                                  1.34%
                                                                        =====                                   ====

Net interest margin(3)...................                                4.35%                                  4.70%
                                                                        =====                                   ====

Ratio of average interest-
   earning assets to average
   interest-bearing liabilities..........       1.47                                   2.50
                                            ========                               ========


(1) Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                        FLORIDA BUSINESS BANCGROUP, INC.

          COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


         GENERAL. Net earnings for the three-months ended June 30, 2001 were $11,000 or $.01 per basic and diluted share compared to net losses of $148,000 or $.11 per basic and diluted share for the same period in 2000. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company's interest earning assets.

         INTEREST INCOME AND EXPENSE. Interest income increased to $854,000 for the three-month period ended June 30, 2001 from $436,000 for the three months ended June 30, 2000. Interest on loans increased to $702,000 due to an increase in the average loan portfolio balance in 2001 and was only partially offset by a decrease in the weighted-average yield earned in 2001. Interest on securities decreased to $89,000 for the three months ended June 30, 2001 compared to $113,000 in 2000 due to a decrease in the average portfolio balance in 2001. Interest on other interest-earning assets decreased from $176,000 for the three months ended June 30, 2000 to $63,000 for the three months ended June 30, 2001 due to a decrease in the average balance of other interest-earning assets.

         Interest expense on deposits increased to $414,000 for the three months ended June 30, 2001 from $184,000 in 2000. The increase is due to an increase in the average deposits in 2001 and was only partially offset by a decrease in the weighted-average rate paid on deposits in 2001.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $25,000 for the three-month period ended June 30, 2001 compared to $49,000 for the same period in 2000. The allowance for loan losses is $458,000 at June 30, 2001. While management believes that its allowance for loan losses is adequate as of June 30, 2001, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

         NONINTEREST INCOME. Noninterest income increased to $39,000 in 2001 from $8,000 for the three months ended June 30, 2000. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts and a gain of $14,000 on the sale of securities available for sale.

         NONINTEREST EXPENSE. Total noninterest expense decreased to $435,000 for the three months ended June 30, 2001 from $449,000 for the comparable period ended June 30, 2000. The decrease was primarily due to a decrease in professional fees.

         INCOME TAX EXPENSE AND BENEFIT. The income tax expense for the three months ended June 30, 2001 was $8,000 (an effective rate of 42%) compared to an income tax benefit of $90,000 in 2000 (an effective rate of 38%).

                        FLORIDA BUSINESS BANCGROUP, INC.

           COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


         GENERAL. Net losses for the six-months ended June 30, 2001 were $14,000 or $.01 per basic and diluted share compared to $315,000 or $.24 per basic and diluted share for 2000.

         INTEREST INCOME AND EXPENSE. Interest income increased to $1.6 million for the six-month period ended June 30, 2001 from $689,000 for the six months ended June 30, 2000. Interest on loans increased to $1.3 million due to an increase in the average loan portfolio balance in 2001 and was only partially offset by a decrease in the weighted-average yield earned in 2001. Interest on securities increased to $177,000 for the six months ended June 30, 2001 from $167,000 in 2000. Interest on other interest-earning assets decreased from $281,000 for the six months ended June 30, 2000 to $104,000 for the six months ended June 30, 2001 due to a decrease in the average balance of other interest-earning assets in 2001 and a decrease in the weighted-average yield earned in 2001.

         Interest expense on deposits increased to $753,000 for the six months ended June 30, 2001 from $223,000 in 2000. The increase is due to an increase in the average deposits in 2001 and was only partially offset by a decrease in the weighted-average rate paid on deposits in 2001.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $71,000 for the six-month period ended June 30, 2001 compared to $106,000 for the same period in 2000. The allowance for loan losses is $458,000 at June 30, 2001. While management believes its allowance for loan losses is adequate as of June 30, 2001, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

         NONINTEREST INCOME. Noninterest income increased to $63,000 for the six-months period ended June 30, 2001 from $10,000 for the six-month period ended June 30, 2000. The increase was due to an increase in service charges and fees in 2001 due to the growth in deposit accounts and a gain of $14,000 on the sale of securities available for sale.

         NONINTEREST EXPENSE. Total noninterest expense was $873,000 for the six months ended June 30, 2001 and 2000.

         INCOME TAX BENEFIT. The income tax benefit for the six months ended
              June 30, 2001 was $6,000 (an effective rate of 32%) compared to $188,000 in 2000 (an effective rate of 38%). Management believes it is more likely than not that the benefit and deferred tax asset recognized will be realized in future periods.

                        FLORIDA BUSINESS BANCGROUP, INC.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Registrant has no pending legal proceedings as of June 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Florida Business Bancgroup, Inc., Inc., was held on April 17, 2001, to consider the election of five directors. Shareholders elected five directors with terms expiring at the Annual Meeting in 2003 and 2004. The shareholders also voted upon the adoption of the amended and restated warrant plan and the ratification of the independent auditors.

At the Annual Meeting, 1,034,250 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, there terms and a summary of the votes cast for each nominee:

                                                              TERM
CLASS I                                                    EXPIRING                FOR      AGAINST      ABSTAIN
-------                                                    --------          ---------      -------      -------
Johnny R. Adcock                                              2004           1,034,250           --           --
Jeff Huenink                                                  2004           1,034,250           --           --
Elji Sadato                                                   2004           1,034,250           --
A. Bronson Thayer                                             2004           1,034,250           --           --


CLASS III
---------
Gregory W. Bryant                                             2003           1,034,250           --           --


The shareholder vote on the two other matters considered at the meeting was as follows:

                                                                  FOR        AGAINST     ABSTAIN     NONVOTE
                                                            ---------        -------     -------     -------
   Amended and Restated Warrant Plan                        1,026,250          8,000          --          --
   Ratification of the independent auditors                 1,027,250          5,000       2,000          --

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
         ****** 99       Charter of the Audit Committee

         (b) REPORTS ON FORM 8-K. Registrant did not file a Form 8-K during the three months ended June 30, 2001.

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


                             FLORIDA BUSINESS BANCGROUP, INC.
                               (Registrant)





Date: July 31, 2001          By: /s/ A. Bronson Thayer
                               -------------------------------------------------
                                    A. Bronson Thayer, Chairman and
                                    Chief Executive Officer




Date: July 31, 2001          By: /s/ Marti J. Warren
                               -------------------------------------------------
                                    Marti J. Warren, Principal Financial Officer