Form 10QSB
period 2001-09-30
FLORIDA BUSINESS BANCGROUP INC
filed 2001-11-05
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[    ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number 333-65101

FLORIDA BUSINESS BANCGROUP, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	59-3517595

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2202 North Westshore Boulevard, Suite 150 Tampa, Florida	33607

(Address of Principal Executive Offices)	(Zip Code)

(813) 281-0009

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,320,700 shares

(class)	Outstanding at October 9, 2001

Transitional Small Business Format (Check One): YES [  ]         NO [X]

FLORIDA BUSINESS BANCGROUP, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - At September 30, 2001 (Unaudited) and December 31, 2000	2

Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine Months ended September 30, 2001 and 2000	3

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) - Nine Months ended September 30, 2001	4

Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months ended September 30, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7

Review By Independent Certified Public Accountants	8

Report on Review by Independent Certified Public Accountants	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	17

FLORIDA BUSINESS BANCGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share information)

	September 30,	December 31,

	2001	2000

	(Unaudited)
Assets

Cash and due from banks	$1,116	790

Interest-bearing deposits	1,004	—

Federal funds sold and securities purchased under agreements to resell	10,135	798

Total cash and cash equivalents	12,255	1,588

Securities available for sale	8,174	5,157

Loans, net of allowance for loan losses of $491 and $387	37,762	25,776

Federal Home Loan Bank stock	240	24

Premises and equipment, net	468	581

Deferred income taxes	449	528

Accrued interest receivable and other assets	473	381

Total assets	$59,821	34,035

Liabilities and Stockholders’ Equity

Liabilities:

Noninterest-bearing demand deposits	4,407	2,774

Savings and NOW deposits	1,700	1,013

Money-market deposits	9,404	3,655

Time deposits	26,661	13,586

Total deposits	42,172	21,028

Official checks	268	570

Federal Home Loan Bank advance	4,800	—

Other liabilities	182	169

Total liabilities	47,422	21,767

Stockholders’ equity:

Preferred stock:

Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—

Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—

Common stock, $.01 par value 10,000,000 shares authorized; 1,320,700 shares issued and outstanding	13	13

Additional paid-in capital	13,131	13,131

Accumulated deficit	(924)	(950)

Accumulated other comprehensive income	179	74

Total stockholders’ equity	12,399	12,268

Total liabilities and stockholders’ equity	$59,821	34,035

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest income:

Loans	$802	304	2,135	545

Securities	96	192	273	359

Other interest	64	89	168	371

Total interest income	962	585	2,576	1,275

Interest expense:

Deposits	448	251	1,201	474

Federal Home Loan Bank advance	2	—	2	—

Total interest expense	450	251	1,203	474

Net interest income	512	334	1,373	801

Provision for loan losses	33	96	104	202

Net interest income after provision for loan losses	479	238	1,269	599

Noninterest income:

Service charges and fees	24	11	72	19

Gain on sale of securities available for sale	—	—	14	—

Other income	1	—	2	2

Total noninterest income	25	11	88	21

Noninterest expenses:

Salaries and employee benefits	194	199	555	560

Occupancy	105	105	314	310

Data processing	46	39	150	126

Professional fees	23	19	72	94

Courier expense	19	—	55	52

Advertising	8	15	26	46

Other expenses	47	62	143	125

Total noninterest expenses	442	439	1,315	1,313

Earnings (loss) before income taxes (benefit)	62	(190)	42	(693)

Income taxes (benefit)	22	(73)	16	(261)

Net earnings (loss)	$40	(117)	26	(432)

Basic and diluted earnings (loss) per share	$.03	(.09)	.02	(.33)

Weighted-average number of common shares outstanding	1,320,700	1,320,700	1,320,700	1,320,700

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2001
($ in thousands)

					Accumulated
					Other
	Common Stock		Additional		Compre-	Total
			Paid-In	Accumulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2000	1,320,700	$13	13,131	(950)	74	12,268

Comprehensive income:

Net earnings for the nine months ended September 30, 2001 (unaudited)	—	—	—	26	—	26

Net change in unrealized gain on securities available for sale, net tax of $63 (unaudited)	—	—	—	—	105	105

Comprehensive income (unaudited)	—	—	—	—	—	131

Balance at September 30, 2001 (unaudited)	1,320,700	$13	13,131	(924)	179	12,399

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net earnings (loss)	$26	(432)

Adjustments to reconcile net earnings (loss) to net cash from operating activities:

Depreciation	126	116

Provision for loan losses	104	202

Deferred income taxes (benefit)	16	(261)

Amortization of loan fees, premiums and discounts	23	88

Increase in accrued interest receivable and other assets	(92)	(116)

Increase in other liabilities	13	11

Gain on sale of securities available for sale	(14)	—

Net cash provided by (used in) operating activities	202	(392)

Cash flows from investing activities:

Net increase in loans	(12,113)	(13,747)

Net purchase of available for sale securities	(4,783)	(7,869)

Proceeds from calls of securities available for sale	1,150	—

Principal paydowns on available for sale securities	285	27

Proceeds from the sale of securities available for sale	513	—

Purchase of Federal Home Loan Bank stock	(216)	(25)

Purchase of premises and equipment	(13)	(177)

Net cash used in investing activities	(15,177)	(21,791)

Cash flows from financing activities:

Net increase in deposits	21,144	19,045

Net increase in Federal Home Loan Bank advance	4,800	—
Net (decrease) increase in official checks	(302)	71

Net cash provided by financing activities	25,642	19,116

Net increase (decrease) in cash and cash equivalents	10,667	(3,067)

Cash and cash equivalents at beginning of period	1,588	7,913

Cash and cash equivalents at end of period	$12,255	4,846

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$1,169	439

Income taxes	$—	—

Noncash item:

Change in accumulated other comprehensive income, net of tax	$105	64

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

General. Florida Business BancGroup, Inc., a Florida Corporation, (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida-chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (collectively, the “Company”). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals in Hillsborough County, Florida.

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001, the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

(2) Loan Impairment and Losses

At September 30, 2001 and 2000 management had not identified any impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Balance at beginning of period	$458	130	387	24

Provision for loan losses	33	96	104	202

Balance at end of period	$491	226	491	226

(3) Per Share Amounts

Basic and diluted earnings (loss) per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company’s common stock equivalents were not dilutive.

FLORIDA BUSINESS BANCGROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2001, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

At September 30, 2001:

Total capital (to Risk- Weighted Assets)	$7,627	17.82%	$3,424	8.00%	$4,280	10.00%

Tier I Capital (to Risk- Weighted Assets)	7,136	16.67	1,712	4.00	2,568	6.00

Tier I Capital (to Average Assets)	7,136	13.77	2,073	4.00	2,591	5.00

FLORIDA BUSINESS BANCGROUP, INC.

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company’s independent certified public accountants, have made a limited review of the financial data as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the “Company”) as of September 30, 2001, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2001 and 2000, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 9, 2001

FLORIDA BUSINESS BANCGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

General

Florida Business BancGroup, Inc., a Florida Corporation, (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida-chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (collectively, the “Company”). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals in Hillsborough County, Florida.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, the Company’s primary sources of funds consisted of deposit inflows and an advance from the Federal Home Loan Bank. The Company used its capital resources principally to fund existing and continuing loan commitments and to purchase securities. At September 30, 2001, the Company had commitments to originate loans and unfunded lines of credit totaling $11.3 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2001. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2001, the Bank had liquidity of approximately $14.3 million, or approximately 31% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2001. See note 4 to the condensed consolidated financial statements.

FLORIDA BUSINESS BANCGROUP, INC.

The following ratios and rates are presented for the dates and periods indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2001	2000	2000

Average equity as a percentage of average assets	26.79%	47.24%	50.37%

Equity to total assets at end of period	20.73%	36.05%	37.73%

Return on average assets(1)	0.08%	(2.13)%	(2.35)%

Return on average equity(1)	0.28%	(4.51)%	(4.67)%

Noninterest expenses to average assets(1)	3.83%	6.82%	7.15%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,

	2001			2000

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:

Loans	$36,306	802	8.84%	$11,972	304	10.16%

Securities	6,187	96	6.21	11,252	192	6.83

Other interest-earning assets(1)	7,545	64	3.39	5,425	89	6.56

Total interest-earning assets	50,038	962	7.69	28,649	585	8.17

Noninterest-earning assets	2,846			2,216

Total assets	$52,884			$30,865

Interest-bearing liabilities:

Savings, NOW, money-market deposit accounts	10,153	78	3.07	6,267	72	4.60

Time deposits	25,844	370	5.73	10,828	179	6.61

Federal Home Loan Bank advance	261	2	3.07	—	—	—

Total interest-bearing liabilities	36,258	450	4.96	17,095	251	5.87

Noninterest-bearing liabilities	4,334			1,546

Stockholders’ equity	12,292			12,224

Total liabilities and stockholders’ equity	$52,884			$30,865

Net interest income		$512			$334

Interest-rate spread(2)			2.73%			2.30%

Net interest margin(3)			4.09%			4.66%

Ratio of average interest- earning assets to average interest-bearing liabilities	1.38			1.68

(1)	Includes Federal Home Loan Bank stock, federal funds sold and securities purchased under agreements to resell.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,

	2001			2000

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:

Loans	$31,967	2,135	8.91%	$7,256	545	10.01%

Securities	5,639	273	6.46	7,141	359	6.68

Other interest-earning assets(1)	5,487	168	4.08	8,161	371	6.06

Total interest-earning assets	43,093	2,576	7.97	22,558	1,275	7.53

Noninterest-earning assets	2,647			1,926

Total assets	$45,740			$24,484

Interest-bearing liabilities:

Savings, NOW, money-market deposit accounts	7,805	202	3.45	3,717	120	4.30

Time deposits	22,220	999	5.99	7,234	354	6.52

Federal Home Loan Bank advance	87	2	3.03	—	—	—

Total interest-bearing liabilities	30,112	1,203	5.33	10,951	474	5.77

Noninterest-bearing liabilities	3,373			1,200

Stockholders’ equity	12,255			12,333

Total liabilities and stockholders’ equity	$45,740			$24,484

Net interest income		$1,373			$801

Interest-rate spread(2)			2.64%			1.76%

Net interest margin(3)			4.23%			4.73%

Ratio of average interest-earning assets to average interest- bearing liabilities	1.43			2.06

(1)	Includes Federal Home Loan Bank stock, federal funds sold and securities purchased under agreements to resell.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC.

Comparison of the Three-Month Periods Ended September 30, 2001 and 2000

General. Net earnings for the three-months ended September 30, 2001 were $40,000 or $.03 per basic and diluted share compared to a net loss of $117,000 or $.09 per basic and diluted share for the same period in 2000. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets.

Interest Income and Expense. Interest income increased to $962,000 for the three-month period ended September 30, 2001 from $585,000 for the three months ended September 30, 2000. Interest on loans increased to $802,000 due to an increase in the average loan portfolio balance in 2001 and was only partially offset by a decrease in the weighted-average yield earned in 2001. Interest on securities decreased to $96,000 for the three months ended September 30, 2001 compared to $192,000 in 2000 due to a decrease in the average portfolio balance and a decrease in the average yield earned in 2001. Interest on other interest-earning assets decreased from $89,000 for the three months ended September 30, 2000 to $64,000 for the three months ended September 30, 2001 due to a decrease in the average yield earned which was only partially offset by an increase in the average balance in 2001.

Interest expense on deposits increased to $448,000 for the three months ended September 30, 2001 from $251,000 in 2000. The increase is due to an increase in the average deposits in 2001 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2001.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $33,000 for the three-month period ended September 30, 2001 compared to $96,000 for the same period in 2000. The allowance for loan losses is $491,000 at September 30, 2001. While management believes that its allowance for loan losses is adequate as of September 30, 2001, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $25,000 in 2001 from $11,000 for the three months ended September 30, 2000. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $442,000 for the three months ended September 30, 2001 from $439,000 for the comparable period ended September 30, 2000.

Income Taxes. The income tax expense for the three months ended September 30, 2001 was $22,000 (an effective rate of 35.5%) compared to an income tax benefit of $73,000 in 2000 (an effective rate of 38.4%).

FLORIDA BUSINESS BANCGROUP, INC.

Comparison of the Nine-Month Periods Ended September 30, 2001 and 2000

General. Net earnings for the nine-months ended September 30, 2001 were $26,000 or $.02 per basic and diluted share compared to net losses of $432,000 or $.33 per basic and diluted share for 2000. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets.

Interest Income and Expense. Interest income increased to $2.6 million for the nine-month period ended September 30, 2001 from $1.3 million for the nine months ended September 30, 2000. Interest on loans increased to $2.1 million due to an increase in the average loan portfolio balance in 2001 and was only partially offset by a decrease in the weighted-average yield earned in 2001. Interest on securities decreased to $273,000 for the nine months ended September 30, 2001 from $359,000 in 2000 primarily due to a decrease in the average securities portfolio. Interest on other interest-earning assets decreased from $371,000 for the nine months ended September 30, 2000 to $168,000 for the nine months ended September 30, 2001 due to a decrease in the average balance of other interest-earning assets in 2001 and a decrease in the weighted-average yield earned in 2001.

Interest expense on deposits increased to $1.2 million for the nine months ended September 30, 2001 from $474,000 in 2000. The increase is due to an increase in the average deposits in 2001 and was only partially offset by a decrease in the weighted-average rate paid on deposits in 2001.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $104,000 for the nine-month period ended September 30, 2001 compared to $202,000 for the same period in 2000. The allowance for loan losses is $491,000 at September 30, 2001. While management believes its allowance for loan losses is adequate as of September 30, 2001, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $88,000 for the nine-months period ended September 30, 2001 from $21,000 for the nine-month period ended September 30, 2000. The increase was due to an increase in service charges and fees in 2001 due to the growth in deposit accounts and a gain of $14,000 on the sale of securities available for sale.

Noninterest Expense. Total noninterest expense was $1.3 million for the nine months ended September 30, 2001 and 2000.

Income Taxes. The income tax expense for the nine months ended September 30, 2001 was $16,000 (an effective rate of 38.1%) compared to an income tax benefit of $261,000 in 2000 (an effective rate of 37.7%).

FLORIDA BUSINESS BANCGROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of September 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked by a double asterisk (**) were previously filed in Amendment No. 1 to Registration Statement on Form SB-2; exhibits marked with a triple asterisk (***) were previously filed in Amendment No. 2 to Registration Statement on Form SB-2; and the exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2. The exhibits marked with five asterisks (*****) were previously filed as part of the Company’s Definitive Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000.

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

(b) Reports on Form 8-K. Registrant did not file a Form 8-K during the three months ended September 30, 2001.

FLORIDA BUSINESS BANCGROUP, INC.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC

(Registrant)

Date:	October 5 , 2001	By:	/s/A. Bronson Thayer

A. Bronson Thayer, Chairman and Chief Executive Officer

Date:	October 5, 2001	By:	/s/Marti J. Warren

Marti J. Warren, Principal Financial Officer