Form 10KSB40
period 2001-12-31
FLORIDA BUSINESS BANCGROUP INC
filed 2002-03-27
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 333-65101

FLORIDA BUSINESS BANCGROUP, INC.

(Name of small business issuer in its charter)

Florida	59-3517595

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2202 North West Shore Boulevard, Suite 150, Tampa, Florida	33607

(Address of principal executive offices)	(Zip Code)

                  Issuer’s telephone number: (813) 281-0009

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year: $3,743,000

There were 1,320,700 shares of common stock and 1,320,700 warrants to purchase common stock outstanding at February 12, 2002. There were no shares of preferred stock outstanding at February 12, 2002.

Documents incorporated by reference: Proxy Statement for the Annual Meeting of Shareholders filed electronically on March 15, 2002.

(1)	The material required by Items 9 through 12 is hereby incorporated by reference from Registrant’s definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-KSB at pages 3 through 12 of that document.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

Some of the statements in this Form 10-KSB discuss future expectations. There may also be statements regarding projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking information on various factors and numerous assumptions, which may or may not turn out to be correct.

Important factors that may cause actual results to differ from those contemplated by forward-looking statements include, for example:

•	The success or failure of our efforts to implement our business strategy;

•	The effect of changing economic conditions, both nationally and in our local community;

•	Changes in government regulations, tax and interest rates applicable to our business and similar matters;

•	Our ability to attract and retain quality employees; and

•	Other risks which may be described in our future filings with the SEC.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements other than material changes to such information.

General

Florida Business BancGroup, Inc. (“FBBI” or “Company”) was incorporated under the laws of the State of Florida on May 18, 1998, for the purpose of operating as a bank holding company. FBBI successfully completed its initial public offering on August 7, 1999, raising $13.2 million through the sale of 1,320,700 units. Each unit consisted of one share of common stock and one stock warrant. The units were sold for $10 per unit. The capital raised in the offering was used to redeem the 900 shares of preferred stock issued to our organizers, to repay the organizers for advances used for organizational and pre-opening expenses, and to purchase 100% of the newly issued shares of Bay Cities Bank. On September 20, 1999, FBBI acquired all of the outstanding shares of Bay Cities Bank. Bay Cities Bank opened for business on November 10, 1999, and is engaged in a general commercial and retail banking business, with primary emphasis upon high quality service to meet the financial needs of the individuals and businesses residing and located in and around Tampa, Florida. Bay Cities Bank offers a full complement of loans, including commercial, consumer/installment and real estate loans. Commercial loans and commercial real estate account for approximately 94% of the total loan portfolio. On December 1, 2000, the Federal Reserve Bank of Atlanta approved FBBI’s election to become a Financial Holding Company pursuant to the BHC Act.

The balance of the proceeds of our initial offering of approximately $4.5 million is being held by FBBI for general corporate purposes. The terms of our outstanding warrant were amended on April 17, 2001 to extend the expiration date of the warrants until February 7, 2004 and to remove certain transfer restrictions. On July 26, 2001 FBBI’s offering was amended to reflect this change.

FBBI’s fiscal year ends December 31. The main office of FBBI and Bay Cities Bank is located at 2202 North West Shore Boulevard, Suite 150, Tampa, Hillsborough County, Florida. As of December 31, 2001, Bay Cities Bank was the sole subsidiary of FBBI. FBBI and Bay Cities Bank are collectively referred to herein as the “Company.”

This Form 10-KSB is also being used as Bay Cities Bank’s Annual Disclosure Statement under Federal Deposit Insurance Corporation (“FDIC”) Regulations. This Form 10-KSB has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

Market Area and Competition

According to the Tampa Tribune Market Guide — 1998, the Tampa Bay MSA is a growth market, where year after year the population size is among the top 25 MSAs nationally. The Tampa Bay MSA ranks second in population size and total number of households among Southeastern metropolitan areas. Only Atlanta has a larger population. The Tampa Bay MSA has the largest population and the most households in Florida, ahead of Miami, Ft. Lauderdale and Orlando. Tampa Bay also ranks high in other vital statistics such as effective buying income and retail activity, not only in Florida, but in the Southeast and the United States.

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

Loan Portfolio

General – The Company provides a variety of loan products to meet the financing needs of our customers. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery. A variety of residential real estate loans are offered, including conventional mortgages collateralized by first mortgages liens to enable borrowers to purchase, refinance, construct upon or improve real property. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. We generally enter into lending arrangements for our portfolio loans with individuals who are familiar to us and are residents of our PSA and surrounding area.

We recognize that the risk of loss will vary with:

•	The type of loan being made,

•	The creditworthiness of the borrower over the term of the loan,

•	The quality of the collateral for the loan (in the case of a collateralized loan), and

•	General economic conditions,

among other things. Our allowance for loan losses is primarily based on industry standards, management’s experience, our historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

We are following a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in the market area. Our lending area is generally the immediate Hillsborough County and the counties contiguous to Hillsborough County. Loan participations are also purchased from correspondent banks. However, participations are also sold, particularly with regard to real estate lending. Interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. Whenever possible, interest rates will be adjustable with fluctuations in the “prime” rate. The long-term target loan-to-deposit ratio is approximately 85%. This ratio is expected to meet the credit needs of customers while allowing prudent liquidity through the investment portfolio. Currently, the loan-to-deposit ratio is 78%. Our Directors believe that this positive, community-oriented lending philosophy will be translated into a sustainable volume of quality loans into the foreseeable future.

Commercial Loans – are primarily underwritten in our market area on the basis of the borrowers’ ability to service such debt from income. As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel. Such loans, however, may also be made on an uncollateralized basis. Collateralized working capital loans will be primarily collateralized by short term assets whereas term loans will be primarily collateralized by long term assets. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from his employment and other income, and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans are typically underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory.

Consumer Loans – include the financing of:

•	Automobiles

•	Home improvement loans

•	Home equity lines of credit

•	Recreation vehicles

•	Boats

•	Personal (collateralized and uncollateralized)

•	Second mortgages

•	Deposit account collateralized loans

Consumer loans are made at fixed and variable interest rates and may be made based on up to a 10-year amortization schedule, but which become due and payable in full and are generally refinanced in 36 to 60 months. Consumer loans are attractive to us because they typically have a shorter term and carry higher interest rates than that charged on other types of loans.

We are also capable of offering mortgage construction loans and residential mortgage loans. We do not actively seek such loans, however, and maintain a minimal amount of these loans in our portfolio. We refer most prospective borrowers in these categories to third parties in exchange for fees.

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, management has considered that as of December 31, 2001, approximately 72% of outstanding loans are in the commercial real estate loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2001, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

The Company’s Board of Directors monitors the loan portfolio monthly in order to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the Company engages the services of outside consultants to assist in the evaluation of credit quality and loan administration. These professionals complement our internal system, which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. During the year ended December 31, 2001, no loans were charged off against the allowance for loan losses.

Investments

As of December 31, 2001, federal funds sold and investment securities comprised approximately 35.4% of the Company’s total assets. Net loans comprised approximately 56.1%, of the Company’s total assets.

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

Data Processing

The Company has a data processing servicing agreement with Metavante, a wholly-owned subsidiary of Marshall & Isley Bank. This servicing agreement provides us with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. The monthly service fee is based on the type, kind and volume of data processing services provided priced at a stipulated rate schedule.

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

Supervision and Regulation

We operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Department and the FDIC. The following is a brief summary of the more recent legislation which affects us as well as the scope of federal agency regulation.

Florida Business BancGroup, Inc.

We are regulated by the Federal Reserve Board under the BHC, which requires every BHC to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another BHC. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a BHC must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, we may be required to provide financial support for Bay Cities Bank at a time when, absent such Federal Reserve Board policy, FBBI may not deem it advisable to provide such assistance. As a BHC, we are required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make examinations of FBBI and Bay Cities Bank.

Having completed a public offering with our shares of common stock registered under the Securities Act of 1933, FBBI has chosen to file periodic public disclosure reports with the SEC pursuant to the Securities Exchange Act of 1934, and the regulations promulgated thereunder.

Form 10-KSB is a required annual report that must contain a complete overview of our business, management, regulatory, legal, ownership and organizational status. We must file financial Form 10-KSB by March 31 of each year.

Similarly, Form 10-QSB, must contain information concerning FBBI on a quarterly basis. Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements which are reviewed by our auditors, are sufficient for inclusion on Form 10-QSB. Any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submission of any maters to a vote of security holders, must also be reported on Form 10-QSB.

Additionally, if any of six significant events (a change in control, an acquisition or disposition of significant assets, bankruptcy or receivership, a change in certifying accountant, any resignation of directors or a change in fiscal year end) occurs in a period between the filing of Form 10-KSB or a Form 10-QSB, such event must be reported on a Form 8-KSB.

When communicating with shareholders, FBBI’s proxy solicitations for our annual meetings of shareholders must contain certain detailed disclosures regarding our current status. In addition, FBBI’s Annual Report must contain certain information, including audited financial statements, similar to what is found on Form 10-KSB.

Individual directors, officers and owners of more than 10% of our common stock, must also file individual disclosures of the amount of our securities (stock, options or warrants) they beneficially own and of any transactions in such securities to which they are parties. The initial status of all such individuals was reported on Form 3, securities transactions are reported on Form 4 as they occur, and an annual report of ownership is filed on Form 5. In certain instances, the filing of a Form 4 or a Form 5 can relieve the reporting individual of their duty to file the other.

Bay Cities Bank

As a state-chartered bank, Bay Cities Bank is subject to the supervision of the Department, the FDIC and the Federal Reserve Board. Bay Cities may establish branch offices anywhere within the State of Florida. Bay Cities is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. As a subsidiary of FBBI, Bay Cities is subject to restrictions under federal law in dealing with FBBI and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

We are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC’s risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies’ requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of risk weighted assets.

The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 2001, our total risk-based capital and Tier 1 capital ratio were 13.98% and 13.02%, respectively.

Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% Tier 1capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

Gramm-Leach-Bliley Act (“GLA”) – In 1999, financial services regulation was significantly reformed with the adoption of the GLA. The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking regulators. Of significance, the GLA permits Bank Holding Companies (“BHC”) that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies (“FHC”). In addition to activities that are permissible for BHCs and their subsidiaries, the GLA permits FHCs and their subsidiaries to engage in a wide variety of other activities that are “financial in nature” or are incidental to financial activities.

The GLA also requires financial institutions to permit, with few exceptions, their customers to “opt out” of having their personal financial information shared with nonaffiliated third parties. The GLA bars financial institutions from disclosing customer account numbers to direct marketers and mandates that institutions provide annual disclosure to their customers regarding the institution’s privacy policies and procedures.

The Federal Deposit Insurance Corporation Improvement Act of 1991-The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), created five “capital categories”:

•	Well Capitalized

•	Adequately Capitalized

•	Undercapitalized

•	Significantly Undercapitalized, and

•	Critically Undercapitalized

which are defined in the FDICIA and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes “undercapitalized” must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution’s compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a BHC) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the BHC is limited to the lesser of 5% of the institution’s total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, “undercapitalized” institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The FDICIA requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies have prescribed by regulation standards specifying:

•	Maximum classified assets to capital ratios;

•	Minimum earnings sufficient to absorb losses without impairing capital;

•	To the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and

•	Such other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

Finally, each federal banking agency has prescribed standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal shareholders of insured depository institutions that prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.

In response to the directive issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

	Total Risk -	Tier 1 Risk -	Tier 1
	Based Capital	Based Capital	Leverage
	Ratio	Ratio	Ratio

Well capitalized(1)	10%	6%	5%
Adequately capitalized(1)	8%	4%	4	%(2)
Undercapitalized(3)	<8%	<4%	<4%
Significantly Undercapitalized(3)	<6%	<3%	<3%
Critically Undercapitalized(3)	–	–	<2%

(1)	An institution must meet all three minimums.

(2)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3)	An institution falls into these categories if it is below the specified capital level forany of the three capital measures.

Based upon the above regulatory ratios, Bay Cities Bank is considered to be well capitalized.

The FDICIA also provided that banks must meet new safety and soundness standards. In order to comply with the FDICIA, the Federal Reserve Board and the FDIC adopted a rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the FDICIA implements were designed to bolster and protect the deposit insurance fund.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle Act”) –Under the Riegle Act, restrictions on interstate acquisitions of banks by BHCs were repealed on September 29, 1995, such that any out-of-state BHC is able to acquire and consolidate any Florida-based bank, subject to certain deposit percentage and other restrictions as of the effective date of the Riegle Act. The legislation also provides that, unless an individual state elected beforehand either:

•	Accelerates the effective date; or

•	Prohibits out-of-state banks from operating interstate branches within its territory,

then adequately capitalized and well managed BHCs are able to consolidate multiple interstate banks. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws. Florida has adopted legislation which permits interstate acquisitions and interstate branching. Florida law prohibits de novo branching into Florida by out-of-state banks.

The scope of regulation and permissible activities of FBBI is subject to change by future federal and state legislation.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s permanent headquarters are located at 2202 North West Shore Boulevard, Tampa, Florida, in a six-story office building developed by Crescent Resources (a subsidiary of Duke Power). The commercial office building is known as the International Plaza. The Company occupies 8,056 square feet on the ground floor (including ATM access). Our headquarters are located across the street from the newly developed International Mall.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which we are a party or to which any of our properties are subject. We are not aware of any material proceedings being contemplated by any governmental authority, nor are we aware of any material proceedings, pending or contemplated, in which any director, officer, affiliate or any principal security holder of 10% or more of the common stock of FBBI, or any associate of the foregoing is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

No market exists for the common shares of FBBI. It is not anticipated that an active public market will develop for the common shares of FBBI because, at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System.

[This Page Left Intentionally Blank]

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

SELECTED FINANCIAL DATA

At December 31, or for the Year then Ended
($ in thousands, except per share figures)

	2001	2000	1999

At Year End:
Cash and cash equivalents	$12,479	1,588	7,913
Securities	20,420	5,157	3,412
Loans, net	45,181	25,776	1,581
All other assets	2,446	1,514	1,106

Total assets	$80,526	34,035	14,012

Deposit accounts	58,278	21,027	1,114
All other liabilities	9,924	740	166
Stockholders’ equity (deficit)	12,324	12,268	12,732

Total liabilities and stockholders’ equity	$80,526	34,035	14,012

For the Year:
Total interest income	3,618	1,980	177
Total interest expense	1,717	752	3

Net interest income	1,901	1,228	174
Provision for loan losses	137	363	24

Net interest income after provision for loan losses	1,764	865	150

Noninterest income	125	52	187
Noninterest expenses	1,750	1,829	816

Earnings (loss) before income tax provision (benefit)	139	(912)	(479)
Income taxes provision (benefit)	53	(343)	(180)

Net earnings (loss)	$86	(569)	(299)

Basic and diluted earnings (loss) per share	$.07	(.43)	(.57)

Ratios and Other Data:
Return on average assets	0.17%	(2.13)%	(7.56)%
Return on average equity	0.70%	(4.51)%	(7.78)%
Average equity to average assets	23.89%	47.24%	97.16%
Interest-rate spread during the period	2.48%	2.14%	1.79%
Net yield on average interest-earning assets	3.88%	4.99%	4.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.40	1.93	36.14
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of year	—	—	—
Allowance for loan losses as a percentage of total loans at end of year	1.14%	1.47%	1.49%
Total number of banking offices	1	1	1
Total shares outstanding at end of year	1,320,700	1,320,700	1,320,700
Book value per share at end of year	$9.33	9.28	9.64

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2001 and 2000 and the Years Then Ended

General

Florida Business BancGroup, Inc. a Florida corporation (the “Holding Company”) was incorporated on May 18, 1998 for the purpose of operating as a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank. The Bank is a Florida-chartered commercial bank which opened for business November 10, 1999 (collectively, the “Company”). T he Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals in Hillsborough County, Florida.

Liquidity and Capital Resources

A state-chartered commercial bank is required under Florida Law to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2001, the Bank exceeded its regulatory liquidity requirements.

The Company’s total assets at December 31, 2001 were $80.5 million compared to $34.0 million at December 31, 2000. Total loans were $45.2 million at December 31, 2001 compared to $25.8 million at December 31, 2000. Deposits increased to $58.3 million at December 31, 2001 from $21.0 million at December 31, 2000. The Company’s primary source of cash during the year ended December 31, 2001 was from net deposit inflows of $37.3 million, Federal Home Loan Bank advances of $4.8 million and other borrowings of $4.8 million. Cash was used primarily to originate loans and purchase securities. Cash was used to increase loans by $19.6 million and the purchase securities for $17.7 million. At December 31, 2001, the Company had outstanding commitments to originate loans totaling $6.3 million and commitments to borrowers for available lines of credit totaling $7.9 million and had time deposit s of $23.5 million maturing in the next twelve months. Management expects to fund its commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Department of Banking and Finance (“Florida DBF”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank files reports with the Florida DBF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Per iodic examinations are performed by the Florida DBF and the FDIC to monitor the Bank’s compliance with the various regulatory requirements. The Holding Company and the Bank are also subject to regulation and examination by the Federal Reserve Board of Governors.

Credit Risk

The Company’s primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. While the Company has instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2001 and 2000, the Compan y had no nonperforming assets or loans delinquent ninety days or more, and has no charge-off experience.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Management bases the allowance for loan losses on a grading system on a loan by loan basis and do es not allocate to allowance by loan type.

Loan Portfolio Composition

Commercial real estate loans and land loans comprise the largest group of loans in the Company’s portfolio amounting to $33.2 million, or 72.35% of the total loan portfolio as of December 31, 2001. Commercial real estate loans consist of $21.6 million of loans secured by other nonresidential property, $9.7 million of loans secured by undeveloped land and $1.9 million in multi-family.

Commercial loans comprise the second largest group of loans in the Company’s loan portfolio, amounting to $10.1 million or 21.98% of the total loan portfolio as of December 31, 2001.

The following table sets forth the composition of the Company’s loan portfolio:

	At December 31,

	2001		2000

		% of		% of
	Amount	Total	Amount	Total

		(in thousands)
Commercial real estate	$33,189	72.35%	$16,185	61.53%
Commercial	10,087	21.98	8,371	31.82
Consumer	2,600	5.67	1,750	6.65

	45,876	100.00%	26,306	100.00%

Add (subtract):
Deferred costs (fees) net	(171)		(143)
Allowance for credit losses	(524)		(387)

Loans, net	$45,181		$25,776

Securities

The securities portfolio is comprised primarily of U.S. Government agency securities. According to Financial Accounting Standards No. 115, the securities portfolio is categorized as either “held to maturity”, “available for sale” or “trading.” Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses being reported as accumulated other comprehensive income as a part of stockholders equity, net of income taxes and were comprised of U.S. Government agency securities at December 31, 2001. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 2001, the Company had no securities categorized as held to maturity or trading.

The following table sets forth the amortized cost and fair value of the Company’s securities portfolio:

	At December 31,

	2001		2000

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Securities available for sale:
U.S. Government agency securities	$17,457	17,568	3,588	3,682
Mortgage-backed securities	2,891	2,852	1,451	1,475

	$20,348	20,420	5,039	5,157

The following table sets forth, by maturity distribution, certain information pertaining to the securities available for sale portfolio as follows (dollars in thousands):

			After One Year		After Five Years
	Less Than One Year		to Five Years		to Ten Years		Total

	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield

December 31, 2001:
U.S. Government agency securities	$—	—%	$7,078	5.41%	$10,490	5.44%	$17,568	5.43%
Mortgage-backed securities	—	—	—	—	—	—	2,852	5.68

Total	$—	—%	$7,078	5.41%	$10,490	5.44%	$20,420	5.46%

December 31, 2000:
U.S. Government agency securities	$1,146	6.64%	$2,536	6.01%	$—	—%	$3,682	6.21%
Mortgage-backed securities	—	—	—	—	—	—	1,475	7.01

Total	$1,146	6.64%	$2,536	6.01%	$—	—%	$5,157	6.44%

Regulatory Capital Requirements

Under FDIC regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders’ equity.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized
			Minimum		for Purposes
			For Capital		of Prompt and
	Actual		Adequacy Purposes		Corrective Action

	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
As of December 31, 2001:
Total capital to Risk- Weighted assets	$7,673	13.98%	$4,391	8.00%	$5,490	10.00%
Tier I Capital to Risk- Weighted Assets	7,149	13.02	2,196	4.00	3,294	6.00
Tier I Capital to Total Assets	7,149	8.99	3,181	4.00	3,976	5.00
As of December 31, 2000:
Total capital to Risk- Weighted assets	7,736	22.66	2,731	8.00	3,413	10.00
Tier I Capital to Risk- Weighted Assets	7,038	20.61	1,365	4.00	2,048	6.00
Tier I Capital to Total Assets	7,038	20.68	1,361	4.00	1,702	5.00

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 8 of Notes to Consolidated Financial Statements.

The Company’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

Asset — Liability Structure

As part of its asset and liability management, the Company has emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing the Company’s earnings. Management believes that these processes and procedures provide the Company with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest-rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bea ring liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets/rate sensitive liabilities. A gap ratio of 1.0% represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would advers ely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, the Company’s management continues to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposi t base; and (iii) maintaining a significant portion of liquid assets (cash and short-term securities).

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2001 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

		More
		Than	More		More
		Three	Than One	More	Than Five
		Months	Year	Than Three	Years to	Over
	Three	to One	to Three	Years to	Fifteen	Fifteen
	Months	Years	Year	Five Years	Years	Years	Total

Mortgage and commercial loans(1):
Variable rate	$2,377	—	—	261	—	—	2,638
Fixed rate	15,056	1,474	4,886	13,127	7,695	1,000	43,238

Total loans	17,433	1,474	4,886	13,388	7,695	1,000	45,876
Federal funds sold and interest-bearing deposits	9,078	—	—	—	—	—	9,078
Securities(2)	—	—	1,304	5,774	12,392	950	20,420

Total rate-sensitive assets	26,511	1,474	6,190	19,162	20,087	1,950	75,374

Deposit accounts:
Money-market deposits(3)	13,546	—	—	—	—	—	13,546
Savings and NOW deposits(3)	2,801	—	—	—	—	—	2,801
Certificates of deposit(3)	7,503	16,020	6,301	3,109	3,246	—	36,179
Federal Home Loan Bank advances(4)	4,800	—	—	—	—	—	4,800
Other borrowings(4)	4,750	—	—	—	—	—	4,750

Total rate-sensitive liabilities	33,400	16,020	6,301	3,109	3,246	—	62,076

GAP repricing differences	$(6,889)	(14,546)	(111)	16,053	16,841	1,950	13,298

Cumulative GAP	(6,889)	(21,435)	(21,546)	(5,493)	11,348	13,298

Cumulative GAP/total assets	(8.6)%	(26.6)%	(26.8)%	(6.8)%	14.1%	16.5%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the maturity dates.

(3)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

(4)	Federal Home Loan Bank advances and other borrowings are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the Company’s loan portfolio at December 31, 2001 (in thousands):

Years Ending December 31,	Commercial Real Estate Loans	Commercial Loans	Consumer Loans	Total

2002	$9,772	6,692	2,319	18,783
2003	1,885	949	113	2,947
2004	2,167	852	93	3,112
2005-2006	4,547	1,521	75	6,143
2007-2008	7,277	73	—	7,350
2009 and beyond	7,541	—	—	7,541

Total	$33,189	10,087	2,600	45,876

Of the $27.1 million of loans due after 2002, 67% of such loans have fixed-interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mort gage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

Origination, Sale and Repayment of Loans. The Company generally originates loans in its primary geographical lending area in West Central Florida. The following table sets forth total loans originated, repaid and sold:

	Year Ended December 31,

	2001	2000

	(In thousands)
Originations:
Commercial real estate loans	$31,003	21,428
Commercial loans	10,448	12,443
Consumer loans	1,252	1,002

Total loans originated	42,703	34,873
Less unfunded	(7,932)	(7,853)

	34,771	27,020
Less:
Principal reductions	3,520	2,478
Loans sold	11,681	—

Increase in total loans	$19,570	24,542

Deposits and Other Sources of Funds

General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money-market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits a t less than projected levels and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

Deposits. Deposits are attracted principally from the Company’s primary geographic market area in Hillsborough County, Florida. The Company offers a variety of deposit instruments including demand deposit accounts, NOW accounts, money- market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

The Company has emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. The Company’s courier service serves the Company’s business customers in Tampa.

The following table shows the distribution of, and certain other information relating to, the Company’s deposit accounts by type (dollars in thousands):

		At December 31,

	2001		2000

		% of		% of
	Amount	Deposits	Amount	Deposits

Noninterest-bearing deposits	$5,752	9.87%	$2,774	13.19%
Savings and NOW deposits	2,801	4.81	1,012	4.81
Money-market deposits	13,546	23.24	3,655	17.39

Subtotal	22,099	37.92	7,441	35.39
Certificate of deposits:
2.00% - 2.99%	134	0.23	—	—
3.00% - 3.99%	6,418	11.01	—	—
4.00% - 4.99%	10,663	18.30	10	.05
5.00% - 5.99%	13,628	23.38	211	1.00
6.00% - 6.99%	5,123	8.79	12,989	61.77
7.00% - 7.99%	213	0.37	376	1.79

Total certificates of deposit	36,179	62.08	13,586	64.61

Total deposit	$58,278	100.00%	$21,027	100.00%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

	At December 31,

	2001	2000

Due over one year	$9,701	3,838
Due one year to five years	4,531	1,494

Total	$14,232	5,332

Results of Operations

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-b earing liabilities. The Company’s interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, the Company’s net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

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

	2001			2000

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

Interest-earning assets:
Loans	$34,017	2,930	8.61%	$10,635	1,082	10.17%
Securities	7,844	470	5.99	7,069	477	6.75
Other interest-earning assets(1)	7,117	218	3.06	6,912	421	6.09

Total interest-earning assets	48,978	3,618	7.39	24,616	1,980	8.04

Noninterest-earning assets	2,470			2,057

Total assets	$51,448			$26,673

Interest-bearing liabilities:
Savings, money market and NOW deposits	9,129	275	3.01	4,122	182	4.42
Certificates of deposit	24,381	1,404	5.76	8,629	570	6.61
Other borrowings(2)	1,458	38	2.61	—	—

Total interest-bearing liabilities	34,968	1,717	4.91	12,751	752	5.90
Noninterest-bearing liabilities	4,190			1,322
Stockholders’ equity	12,290			12,600

Total liabilities and stockholders’ equity	$51,448			$26,673

Net interest/dividend income		$1,901			$1,228

Interest-rate spread(3)			2.48%			2.14%

Net interest margin(4)			3.88%			4.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.40			1.93

(1)	Includes interest-bearing deposits and federal funds sold.

(2)	Other borrowings includes the Federal Home Loan Bank advance and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is net interest income dividend by average interest-earning assets.

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

	Increase (Decrease) Due to

			Rate/
Year Ended December 31, 2001 vs. 2000:	Rate	Volume	Volume	Total

		(In thousands)
Interest-earning assets:
Loans	$(166)	2,379	(365)	1,848
Securities	(53)	52	(6)	(7)
Other interest-earning assets	(209)	12	(6)	(203)

Total	(428)	2,443	(377)	1,638

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	(58)	221	(70)	93
Time deposits	(73)	1,041	(134)	834
Other borrowings	—	—	38	38

Total	(131)	1,262	(166)	965

Net change in net interest income	$(297)	1,181	(211)	673

Comparison of the Year Ended December 31, 2001 and 2000

General. Net earnings for the year ended December 31, 2001 were $86,000 or $.07 per basic and diluted share compared to a net loss of $569,000 or $.43 per basic and diluted share for 2000. The improved results was primarily due to an increase in net interest income resulting from growth in the Company’s interest-earning assets.

Interest Income. Interest income increased to $3.6 million for the year ended December 31, 2001 from $2.0 million for the year ended December 31, 2000. Interest on loans increased to $2.9 million due to an increase in the average loan portfolio balance in 2001 which was only partially offset by a decrease in the weighted-average yield earned in 2001. Interest on securities decreased to $470,000 for the year ended December 31, 2001 from $477,000 i n 2000 primarily due to a decrease in the weighted-average yield earned which was only partially offset by an increase in average securities portfolio. Interest on other interest-earning assets decreased from $421,000 for the year ended December 31, 2000 to $218,000 for the year ended December 31, 2001 due to a decrease in the weighted-average yield earned in 2001 which was only partially offset by an increase in the average balance.

Interest Expense. Interest expense on deposits increased to $1.7 million for the year ended December 31, 2001 from $752,000 in 2000. The increase is due to an increase in the average deposits in 2001 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2001.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan p ortfolio. The provision for loan losses was $137,000 for the year ended December 31, 2001 compared to $363,000 for the same period in 2000. The allowance for loan losses is $524,000 at December 31, 2001. While management believes its allowance for loan losses is adequate as of December 31, 2001, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $125,000 for the year ended December 31, 2001 from $52,000 for the year ended December 31, 2000. The increase was due to an increase in service charges and fees in 2001 due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense was $1.8 million for the year ended December 31, 2001 and 2000.

Income Taxes. The income tax expense for the year ended December 31, 2001 was $53,000 (an effective rate of 38.4%) compared to an income tax benefit of $343,000 in 2000 (an effective rate of 37.6%).

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in natur e. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

	2001				2000

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$1,042	962	854	760	705	585	436	254
Interest expense	514	450	414	339	278	251	184	39
Net interest income	528	512	440	421	427	334	252	215
Provision for loan losses	33	33	25	46	161	96	49	57
Earnings before income taxes	97	62	19	(39)	(219)	(190)	(238)	(265)
Net earnings (losses)	60	40	11	(25)	(137)	(117)	(148)	(167)
Basic earnings (loss) per common share	.05	.03	.01	(.02)	(.10)	(.09)	(.11)	(.13)
Diluted earnings (loss) per common share	.05	.03	.01	(.02)	(.10)	(.09)	(.11)	(.13)
Cash dividends declared per common share	—	—	—	—	—	—	—	—

Item 7. Financial Statements and Supplemental Data

FLORIDA BUSINESS BANCGROUP, INC.

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY
Tampa, Florida

Audited Consolidated Financial Statements

December 31, 2001 and 2000 and the Years Then Ended

(Together with Independent Auditors’ Report)

Independent Auditors’ Report

Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

     We have audited the accompanying consolidated balance sheets of Florida Business BancGroup, Inc. (the “Company”) at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles in the United States of America.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
January 9, 2002

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At December 31,

	2001	2000

Assets
Cash and due from banks	$3,401	790
Federal funds sold and securities sold under agreements to repurchase	8,079	798
Interest-bearing deposits in banks	999	—

Total cash and cash equivalents	12,479	1,588
Securities available for sale	20,420	5,157
Loans, net of allowance for loan losses of $524 in 2001 and $387 in 2000	45,181	25,776
Federal Home Loan Bank stock	240	25
Premises and equipment, net	426	581
Deferred income taxes	493	529

Accrued interest receivable	360	211
Other assets	927	168

Total assets	$80,526	34,035

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	5,752	2,774
Savings and NOW deposits	2,801	1,012
Money-market deposits	13,546	3,655
Time deposits	36,179	13,586

Total deposits	58,278	21,027
Federal Home Loan Bank advance	4,800	—
Other borrowing	4,750	—
Official checks	216	570
Other liabilities	158	170

Total liabilities	68,202	21,767

Commitments (Notes 4 and 8)
Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 1,320,700 shares issued and outstanding	13	13
Additional paid-in capital	13,131	13,131
Accumulated deficit	(864)	(950)
Accumulated other comprehensive income	44	74

Total stockholders’ equity	12,324	12,268

Total liabilities and stockholders’ equity	$80,526	34,035

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31,

	2001	2000

Interest income:
Loans	$2,930	1,082
Securities	470	477
Other interest-earning assets	218	421

Total interest income	3,618	1,980

Interest expense:
Deposits	1,679	752
Other borrowings	38	—

Total interest expense	1,717	752

Net interest income	1,901	1,228
Provision for loan losses	137	363

Net interest income after provision for loan losses	1,764	865

Noninterest income:
Service charges and fees	100	40
Gain on sale of securities available for sale	16	9
Other	9	3

Total noninterest income	125	52

Noninterest expense:
Compensation and benefits	741	818
Occupancy and equipment	417	416
Data processing	195	170
Courier expense	80	70
Professional fees	75	114
Advertising	32	61
Other	210	180

Total noninterest expense	1,750	1,829

Earnings (loss) before income tax provision (benefit)	139	(912)
Income taxes (benefit)	53	(343)

Net earnings (loss)	$86	(569)

Earnings (loss) per share:
Basic	$.07	(.43)

Diluted	$.07	(.43)

Weighted-average number of common shares outstanding	1,320,700	1,320,700

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
($ in thousands)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
			Paid-In	Accumulated	Income	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 1999	1,320,700	$13	13,131	(381)	(30)	12,733

Comprehensive income (loss):
Net loss	—	—	—	(569)	—	(569)
Net change in unrealized gain (loss) on securities available for sale, net of tax of $63	—	—	—	—	104	104

Comprehensive income (loss)	—	—	—	—	—	(465)

Balance at December 31, 2000	1,320,700	13	13,131	(950)	74	12,268

Comprehensive income (loss):
Net earnings	—	—	—	86	—	86
Net change in unrealized gain (loss) on securities available for sale, net of tax of $17	—	—	—	—	(30)	(30)

Comprehensive income	—	—	—	—	—	56

Balance at December 31, 2001	1,320,700	$13	13,131	(864)	44	12,324

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
($ in thousands, except per share amounts)

	Year Ended December 31,

	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$86	(569)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	168	158
Provision for loan losses	137	363
Deferred income taxes (benefit)	53	(343)
Amortization of loan fees, premiums and discounts	28	(16)
Net amortization of securities	(38)	(39)
Increase in accrued interest receivable and other assets	(908)	(82)
(Decrease) increase in other liabilities	(12)	39
(Decrease) increase in official checks	(354)	536
Gain on sale of securities available for sale	(16)	(9)

Net cash (used in) provided by operating activities	(856)	38

Cash flows from investing activities:
Purchase of securities available for sale	(17,668)	(7,841)
Proceeds from calls of securities available for sale	1,150	—
Sales of securities available for sale	761	6,264
Principal pay-downs on securities available for sale	501	47
Net increase in loans	(19,570)	(24,542)
Net purchase of premises and equipment	(13)	(179)
Purchase of Federal Home Loan Bank stock	(215)	(25)

Net cash used in investing activities	(35,054)	(26,276)

Cash flows from financing activities:
Net increase in deposits	37,251	19,913
Net increase in Federal Home Loan Bank advances	4,800	—
Net increase in other borrowings	4,750	—

Net cash provided by financing activities	46,801	19,913

Net increase (decrease) in cash and cash equivalents	10,891	(6,325)
Cash and cash equivalents at beginning of year	1,588	7,913

Cash and cash equivalents at end of year	$12,479	1,588

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,662	708

Income taxes	$—	—

Noncash items:
Change in unrealized gain (loss) on securities available for sale	$(30)	104

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2001 and 2000 and the Years then Ended

(1)	Summary of Significant Accounting Policies

General. Florida Business BancGroup, Inc. a Florida corporation (the “Holding Company”) was incorporated on May 18, 1998 for the purpose of operating as a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank (the “Bank”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a Florida-chartered commercial bank which opened for business November 10, 1999. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals in Hillsborough County, Florida.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities sold under agreements to repurchase, all of which mature within ninety days.

Loans. Loans management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Premises and Equipment. Leasehold improvements, software, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each type of asset.

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

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

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

Federal Home Loan Bank Stock. Fair value of the Company’s investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

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

Short-Term Borrowings. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Federal Home Loan Bank Advances. Fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Advertising. The Company expenses all media advertising as incurred.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net earnings (loss) and earnings (loss) per share and other disclosures, as if the fair value based method of accounting had been applied.

Earnings (Loss) Per Share. Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. In applying the treasury stock method, book value per share was used in place of market value per share because there is no active market for the Company’s common stock. The effect of outstanding warrants and stock options on earnings (loss) per share was not dilutive.

Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive income (loss). The components of other comprehensive income and related tax effects are as follows (in thousands):

	Years Ended December 31,

	2001	2000

Unrealized holding (losses) gains on available-for-sale securities	$(31)	176
Reclassification adjustment for gains realized in income	(16)	(9)

Net unrealized (losses) gains	(47)	167
Tax effect	(17)	63

Net-of-tax amount	$(30)	104

Reclassifications. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair values at December 31, 2001 are as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2001:
U.S. Government agencies	$17,457	179	68	17,568
Mortgage-backed securities	2,891	21	60	2,852

Total	$20,348	200	128	20,420

At December 31, 2000:
U.S. Government agencies	3,588	94	—	3,682
Mortgage-backed securities	1,451	24	—	1,475

Total	$5,039	118	—	5,157

Securities sales were as follows (in thousands):

	2001	2000

Gross proceeds	$761	6,264

Gross gains	16	39
Gross losses	—	30

Net gains	$16	9

The scheduled maturities of securities at December 31, 2001 are as follows (in thousands):

	Available for Sale

	Amortized	Fair
	Cost	Value

Due after one through five years	$6,957	7,078
Due after five years through ten years	10,500	10,490
Mortgage-backed securities	2,891	2,852

Total	$20,348	20,420

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans

The components of loans are as follows (in thousands):

	At December 31,

	2001	2000

Commercial real estate	$33,189	16,185
Commercial	10,087	8,371
Consumer	2,600	1,750

Total loans	45,876	26,306
Less:
Net deferred loan fees	(171)	(143)
Allowance for loan losses	(524)	(387)

Loans, net	$45,181	25,776

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,

	2001	2000

Beginning balance	$387	24
Provision for loan losses	137	363

Ending balance	$524	387

The Company had no impaired loans in 2001 or 2000.

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,

	2001	2000

Leasehold improvements	$125	125
Software	293	293
Furniture, fixtures and equipment	373	364

Total, at cost	791	782
Less accumulated depreciation and amortization	(365)	(201)

Premises and equipment, net	$426	581

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment, Continued

The Company leases its facilities under an operating lease agreement with a term of five years. The lease requires the Company to pay certain insurance, maintenance and real estate taxes also and contains renewal options. Rental payments are subject to an annual adjustment set forth in the lease agreement. Rent expense was approximately $200,000 and $194,000 for the years ended December 31, 2001 and 2000, respectively. Future minimum rental commitments under this noncancelable lease are approximately as follows (in thousands):

Minimum
Year Ending	Annual
December 31,	Rental

2002	$190
2003	194
2004	164

$548

(5)	Deposits

Time deposits included the following amounts (in thousands):

	At December 31,

	2001	2000

Certificates of Deposit $100,000 and over	$14,232	5,332
Certificates of Deposit under $100,000	21,947	8,254

	$36,179	13,586

A schedule of maturities of time deposits at December 31, 2001 follows (in thousands):

Year Ending
December 31,	Amount

2002	$23,523
2003	6,301
2004	2,243
2005	866
2006	3,246

$36,179

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6)	Federal Home Loan Bank Advance

The Federal Home Loan Bank of Atlanta (“FHLB”) advance is collateralized by eleven securities available for sale with a carrying value of approximately $5,197,000 and is as follows ($ in thousands):

		December 31,
Maturing in the	Weighted-Average
Year Ending	Interest Rate	2001	2000

2002	2.63%	$4,800	—

(7)	Other Borrowing

The other borrowing is as follows ($ in thousands):

	At December 31,

	2001	2000

Securities sold under an agreement to repurchase agreement	$4,750	—

The security sold under the repurchase agreement was delivered to the broker-dealers who arranged the transaction. The agreement at December 31, 2001 matures within three months. Information concerning the security sold under an agreement to repurchase is summarized as follows ($ in thousands):

	Year Ended December 31,

	2001	2000

Average balance during the year	$182	—
Average interest rate during the year	2.35%	—%
Maximum month-end balance during the year	$4,750	—

The average rate was determined by dividing the total interest paid by the average outstanding borrowing.

At December 31, 2001 and 2000, the Company had three variable-rate lines of credit from other financial institutions, excluding the Federal Home Loan Bank of Atlanta, totaling approximately $3.8 million in 2001 and 2000. At December 31, 2001 and 2000, there were no borrowings against these lines.

(8)	Financial Instruments

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)	Financial Instruments, Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit to customers is essentially the same as that involved in extending loan facilities to customers.

The estimated fair values of the Company’s financial instruments at December 31, were as follows (in thousands):

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$12,479	12,479	1,588	1,588
Securities available for sale	20,420	20,420	5,257	5,139
Loans	45,181	45,237	25,776	25,848
Federal Home Loan Bank stock	240	240	25	25
Accrued interest receivable	360	360	211	211
Financial liabilities-
Deposit liabilities	58,278	59,817	21,027	21,113
Federal Home Loan Bank advances	4,800	4,713	—	—
Other borrowings	4,750	4,750	—	—

A summary of the notional amounts of the Company’s financial instruments, with off balance sheet risk follows (in thousands):

	At December 31,

	2001	2000

Unfunded loan commitments	$6,289	1,988

Available lines of credit	$7,854	7,760

Stand-by letters of credit	$78	75

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Stock Option Plan

Certain key employees, directors and ex-employees of the Company have options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, the total number of shares which may be issued shall not exceed 204,000. At December 31, 2001, 36,000 remain available for grant. Some options are fully vested when granted while others generally vest over five years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

		Range
		of Per	Weighted
		Share	Average	Aggregate
	Number of	Option	Per Share	Option
	Shares	Price	Price	Price

Outstanding at December 31, 1999	—	$—	—	—
Options granted	191,500	10	10	1,915
Options exercised	—	—	—	—
Options forfeited	(45,500)	10	10	(455)

Outstanding at December 31, 2000	146,000	10	10	1,460
Options granted	22,000	10	10	220
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Outstanding at December 31, 2001	168,000	$10	10	1,680

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2001 and 2000 was one hundred and one months and one hundred and twelve months, respectively.

These options are exercisable as follows ($ in thousands, except per share amounts):

	Number of	Weighted-Average
Year Ending	Shares	Exercise Price

Currently vested	133,125	$10.00
2002	10,125	10.00
2003	10,125	10.00
2004	10,125	10.00
2005	4,500	10.00

	168,000	$10.00

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Stock Option Plan, Continued

FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement and is as follows ($ in thousands, except per share amounts):

	Year Ended
	December 31,

	2001	2000

Net earnings (loss):
As reported	$86	(569)

Proforma	$15	(1,102)

Basic earnings (loss) per share:
As reported	$.07	(.43)

Proforma	$.01	(.83)

Diluted earnings (loss) per share:
As reported	$.07	(.43)

Proforma	$.01	(.83)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (in thousands, except per share amounts):

	Year Ended
	December 31,

	2001	2000

Risk-free interest rate	4.5%	5.5%
Dividend yield	—%	—%
Expected volatility	—%	—%
Expected life in years	10	10
Per share fair value of options at grant date	$3.50	4.06

(10)	Earnings Per Share (“EPS”)

The effect of outstanding warrants and stock options, was not dilutive on earnings. Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average book value are as follows:

	Number of	Price	Year	Year
	Shares	Range	Issued	Expires

Year Ended December 31:
2001	168,000	$10.00	200-2001	2010-2011
2000	146,000	10.00	2000	2010

(11)	Credit Risk

The Company grants the majority of its loans through out Hillsborough County, Florida. A significant portion of its borrowers ability to honor their contracts is dependent upon the economy of Hillsborough County, Florida.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes

The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,

	2001	2000

Deferred:
Federal	$45	(293)
State	8	(50)

Total deferred provision (benefit)	$53	(343)

The income tax provision (benefit) is different than that computed by applying the Federal statutory rate as indicated in the following analysis (in thousands):

	2001		2000

		% of		% of
		Pretax		Pretax
	Amount	Loss	Amount	Loss

Income tax provision (benefit) at statutory Federal income tax rate	$47	34.0%	$(310)	(34.0)%
Increase (decreases) resulting from State taxes, net of federal tax benefit	5	3.6	(33)	(3.6)
Other	1	.8	—	—

Total deferred provision (benefit)	$53	38.4%	$(343)	(37.6)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$401	346
Organization and start-up costs	134	182
Allowance for loan losses	69	74
Other	24	21

Deferred tax assets	628	623

Deferred tax liabilities:
Unrealized gain on securities available for sale	28	45
Accrual to cash conversion	85	33
Accumulated depreciation and amortization	22	16

Deferred tax liabilities	135	94

Net deferred tax asset	$493	529

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes, Continued

At December 31, 2001, the Company had net operating loss carryforwards for Federal and state income tax purposes available to offset future taxable income as follows (in thousands):

Year Expires

2019	$15
2020	907
2023	145

$1,067

(13)	Warrants

The Company adopted a warrant plan providing for warrants to be issued in conjunction with the sale of the Company’s common stock. One warrant and one share of common stock were sold as a unit in the Company’s public offering. At December 31, 2001 and 2000, 1,320,700 warrants were outstanding. Each warrant entitles the holder to purchase one share of common stock for $10 until February 2004, however, the Company has the option to accelerate the warrant exercise period.

(14)	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to directors amounting to $2,259,000 and $2,377,000 at December 31, 2001 and 2000, respectively. During the years ended December 31, 2001 and 2000 total principal additions were $999,000 and $2,502,000, respectively. During the year ended December 31, 2001 and 2000, there was principal payments of $1,117,000 and $163,000, respectively. Deposits from these related parties at December 31, 2001 and 2000 amounted to approximately $4,261,000 and $1,429,000, respectively.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(15)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

					Minimum
					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

As of December 31, 2001:
Total capital to Risk- Weighted assets	$7,673	13.98%	$4,391	8.00%	$5,490	10.00%
Tier I Capital to Risk- Weighted Assets	7,149	13.02	2,196	4.00	3,294	6.00
Tier I Capital to Total Assets	7,149	8.99	3,181	4.00	3,976	5.00
As of December 31, 2000:
Total capital to Risk- Weighted assets	7,736	22.66	2,731	8.00	3,413	10.00
Tier I Capital to Risk- Weighted Assets	7,038	20.61	1,365	4.00	2,048	6.00
Tier I Capital to Total Assets	7,038	20.68	1,361	4.00	1,702	5.00

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)	Parent Company Only Financial Information

The Holding Company’s unconsolidated financial information follows:

Condensed Balance Sheets
(In thousands)

	At December 31,

	2001	2000

Assets
Cash	$4,517	4,528
Investment in subsidiary	7,785	7,735
Other assets	121	100

Total assets	$12,423	12,363

Liabilities and Stockholders’ Equity
Liabilities	99	95
Stockholders’ equity	12,324	12,268

Total liabilities and stockholders’ equity	$12,423	12,363

Condensed Statements of Operations
(In thousands)

	Year Ended
	December 31,

	2001	2000

Revenues	$21	68
Expenses	(11)	(44)
Income taxes	(4)	(9)

Income before earnings (loss) of subsidiary	6	15
Net earnings (loss) of subsidiary	80	(584)

Net earnings (loss)	$86	(569)

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)    Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$86	(569)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(80)	584
Net increase in other assets	(21)	—
Increase in other liabilities	4	8

Net cash (used in) provided by operating activities	(11)	23

Net (decrease) increase in cash and cash equivalents	(11)	23
Cash and cash equivalents at beginning of the year	4,528	4,505

Cash and cash equivalents at end of year	$4,517	4,528

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Neither FBBI nor the Bank had any disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company hereby incorporates by reference the section entitled “Election of Directors” contained in pages 6 through 8 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 15, 2002.

ITEM 10.	EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the section entitled “Executive Compensation” contained at pages 9 through 10 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 15, 2002.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)    Security Ownership of Certain Beneficial Owners

     The Company hereby incorporates by reference the section entitled “Principal Stockholders” on page 3 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 15, 2002.

(b)    Security Ownership of Management

     The Company hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” on pages 3 through 4 of the Proxy Statement.

(c)    Changes in Control

     There was no change in control during the period covered by this report.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” on page 13 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 15, 2002.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked by a double asterisk (**) were previously filed in Amendment No. 1 to the Registration Statement on Form SB-2; exhibits marked with four asterisks (****) were previously filed with Amendment No. 3 to the Registration Statement on Form SB-2; exhibits marked with five asterisks (*****) were previously filed as part of the Company’s Proxy Statement on Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000; and exhibits marked with six asterisks (******) were previously filed as part of the Company’s Proxy Statement on Form 14-A, filed with the Securities and Exchange Commission on March 16, 2001.

Exhibit No.		Description of Exhibit

*	3.1	Articles of Incorporation of the Company
*	3.2	Bylaws of the Company
*	4.1	Specimen Common Stock Certificate
*	4.2	Specimen Warrant Certificate
*	4.4	Warrant Plan
******	4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate
**	10.1	Employment Contract Timothy A. McGuire
*	10.2	Lease Agreement for Temporary Quarters
*	10.3	Servicing Agreement with M&I Data Services
****	10.4	Lease Agreement for Permanent Office
*****	10.5	2000 Key Employee Stock Compensation Program
*****	10.6	2000 Directors’ Stock Option Plan
	21	Subsidiaries of Registrant
******	99	Charter of the Audit Committee

(b)    Reports on Form 8-K

     The Company did not file a Form 8-K during the last quarter of 2001.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Business BancGroup, Inc.

Dated:	February 26, 2002	By:	/s/ A. Bronson Thayer

A. Bronson Thayer Chairman of the Board and Chief Executive Officer

Dated:	February 26, 2002	By:	/s/ Marti J. Warren

Marti J. Warren Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/ Johnny R. Adcock, Director Johnny R. Adcock, Director	February 26, 2002 Date

/s/ John C. Bierley John C. Bierley, Director	February 26, 2002 Date

/s/ Gregory W. Bryant Gregory W. Bryant, President and Director	February 26, 2002 Date

/s/ Frank G. Cisneros Frank G. Cisneros, Director	February 26, 2002 Date

/s/ Lawrence H. Dimmit, III Lawrence H. Dimmitt, III, Director	February 26, 2002 Date

/s/ Jeff Huenink Jeff Huenink, Director	February 26, 2002 Date

Signatures	Dates

/s/ Robert A. Monroe Robert A. Monroe, Director	February 26, 2002 Date

/s/ Eric M. Newman Eric M. Newman, Director	February 26, 2002 Date

/s/ Eiji Sadato Eiji Sadato, Director	February 26, 2002 Date

/s/ A. Bronson Thayer A. Bronson Thayer, Chief Executive Officer and Chairman of the Board of Directors	February 26, 2002 Date