Form 10QSB
period 2002-03-31
FLORIDA BUSINESS BANCGROUP INC
filed 2002-05-09
CIK 1071212

     ================================================================================

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

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

YES [X]   NO [   ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, Par Value $.01 Per Share	1,320,700 shares

(Class)	Outstanding at March 31, 2002

     Transitional Small Business Format (Check One): YES [   ]   NO [X]

     ================================================================================

FLORIDA BUSINESS BANCGROUP, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - At March 31, 2002 (Unaudited) and December 31, 2001	3

Condensed Consolidated Statements of Operations (Unaudited) - Three Months ended March 31, 2002 and 2001	4

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) - Three Months ended March 31, 2002	5

Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-8

Review By Independent Certified Public Accountants	9

Report on Review by Independent Certified Public Accountants	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits and Reports On Form 8-K	15

SIGNATURES	16

FLORIDA BUSINESS BANCGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share information)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets

Cash and due from banks	$2,545	3,401

Federal funds sold and securities sold under agreements to repurchase	7,228	8,079

Interest-bearing deposits in banks	1,000	999

Total cash and cash equivalents	10,773	12,479

Securities available for sale	19,450	20,420

Loans, net of allowance for loan losses of $647 in 2002 and $524 in 2001	51,962	45,181

Federal Home Loan Bank stock	240	240

Premises and equipment, net	388	426

Deferred income taxes	563	493

Accrued interest receivable	500	360

Other assets	1,003	927

Total assets	$84,879	80,526

Liabilities and Stockholders’ Equity

Liabilities:

Noninterest-bearing demand deposits	6,965	5,752

Savings and NOW deposits	2,877	2,801

Money-market deposits	13,326	13,546

Time deposits	45,102	36,179

Total deposits	68,270	58,278

Federal Home Loan Bank advance	4,000	4,800

Other borrowing	—	4,750

Official checks	211	216

Other liabilities	194	158

Total liabilities	72,675	68,202

Stockholders’ equity:

Preferred stock:

Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—

Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—

Common stock, $.01 par value 10,000,000 shares authorized; 1,320,700 shares issued and outstanding	13	13

Additional paid-in capital	13,131	13,131

Accumulated deficit	(804)	(864)

Accumulated other comprehensive (loss) income	(136)	44

Total stockholders’ equity	12,204	12,324

Total liabilities and stockholders’ equity	$84,879	80,526

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statements of Operations
($ in thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Interest income:

Loans	$930	631

Securities	287	88

Other	32	41

Total interest income	1,249	760

Interest expense:

Deposits	568	339

Other borrowings	47	—

Total interest expense	615	339

Net interest income	634	421

Provision for loan losses	123	46

Net interest income after provision for loan losses	511	375

Noninterest income:

Service charges and fees	30	23

Gain on sale of available for sale securities	11	—

Other	10	1

Total noninterest income	51	24

Total noninterest expenses:

Compensation and benefits	191	180

Occupancy and equipment	105	105

Other expenses	64	46

Data processing	50	56

Courier expense	26	18

Professional fees	17	23

Advertising	10	10

Total noninterest expenses	463	438

Earnings (loss) before income taxes (benefit)	99	(39)

Income taxes (benefit)	39	(14)

Net earnings (loss)	$60	(25)

Basic and diluted earnings (loss) per share	$.05	(.02)

Weighted-average number of common shares outstanding	1,320,700	1,320,700

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity
($ in thousands)

Three Months Ended March 31, 2002

					Accumulated
					Other
	Common Stock		Additional		Compre-	Total
			Paid-in	Accumulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2001	1,320,700	$13	13,131	(864)	44	12,324

Comprehensive income (loss):

Net earnings for the three months ended March 31, 2002 (unaudited)	—	—	—	60	—	60

Net change in unrealized loss on securities available for sale, net tax of $109 (unaudited)	—	—	—	—	(180)	(180)

Comprehensive income (loss) (unaudited)	—	—	—	—	—	(120)

Balance at March 31, 2002 (unaudited)	1,320,700	$13	13,131	(804)	(136)	12,204

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,

	2002	2001

Cash flows from operating activities:

Net earnings (loss)	$60	(25)

Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:

Depreciation	38	42

Provision for loan losses	123	46

Deferred income taxes (benefit)	39	(14)

Amortization of loan fees, premiums and discounts	58	(13)

Gain on sale of securities available for sale	(11)	—

Increase in accrued interest receivable and other assets	(216)	(45)

Net decrease in official checks	(5)	(222)

Increase (decrease) in other liabilities	36	(137)

Net cash provided by (used in) operating activities	122	(368)

Cash flows from investing activities:

Purchase of securities available for sale	(5,478)	(719)

Proceeds from sales and calls of securities available for sale	5,917	300

Principal pay-downs on securities available for sale	253	55

Net increase in loans	(6,962)	(3,331)

Purchase of Federal Home Loan Bank stock	—	(4)

Purchase of premises and equipment	—	(3)

Net cash used in investing activities	(6,270)	(3,702)

Cash flows from financing activities:

Net increase in deposits	9,992	8,232

Net decrease in other borrowings	(4,750)	—

Net decrease in Federal Home Loan Bank advance	(800)	—

Net cash provided by financing activities	4,442	8,232

Net (decrease) increase in cash and cash equivalents	(1,706)	4,162

Cash and cash equivalents at beginning of period	12,479	1,588

Cash and cash equivalents at end of period	$10,773	5,750

Supplemental disclosure of cash flow information:

Cash paid during the year for:

Interest	$606	325

Income taxes	$—	—

Noncash items:

Change in accumulated other comprehensive (loss) income, net of tax	$(180)	31

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

General. Florida Business BancGroup, Inc., a Florida Corporation, (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (Collectively, the “Company”). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals primarily in Hillsborough County, Florida.

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002, the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

(2) Loan Impairment and Losses

At March 31, 2002 and 2001 management had not identified any impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

	March 31,

	2002	2001

Balance at beginning of period	$524	387

Provision for loan losses	123	46

Balance at end of period	$647	433

(3) Loss Per Share

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

				Capitalized Under
		Minimum		For Capital		to Be Well
		Adequacy Purposes		Action Provisions		Prompt
	Actual					Corrective
	Amount	%	Amount	%	Amount	%

At March 31, 2002:

Total capital (to Risk- Weighted Assets)	$7,787	12.73%	$4,896	8.00%	$6,119	10.00%

Tier I Capital (to Risk- Weighted Assets)	7,140	11.67	2,448	4.00	3,672	6.00

Tier I Capital (to Average Assets)	7,140	8.66	3,326	4.00	4,157	5.00

FLORIDA BUSINESS BANCGROUP, INC.

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company’s independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report On Review by Independent Certified Public Accountants

The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the “Company”) as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of Florida, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 9, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 8, 2002

FLORIDA BUSINESS BANCGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of March 31, 2002 and December 31, 2001

General

Florida Business BancGroup, Inc., a Florida Corporation, (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (Collectively, the “Company”). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals in Hillsborough County, Florida.

Liquidity and Capital Resources

During the three months ended March 31, 2002, the Company’s primary sources of funds consisted of deposit inflows and the proceeds from sales and calls of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments and to purchase securities. At March 31, 2002, the Company had commitments to originate loans and unfunded lines of credit totaling $15.6 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2002, the Bank had liquidity of approximately $25 million, or approximately 35% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2002. See note 4 to the condensed consolidated financial statements.

FLORIDA BUSINESS BANCGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations, Continued

The following ratios and rates are presented for the dates and periods indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2002	2001	2001

Average equity as a percentage of average assets	14.73%	23.89%	32.06%

Equity to total assets at end of period	14.38%	15.30%	29.28%

Return on average assets (1)	.29%	.17%	(.26)%

Return on average equity (1)	1.94%	.70%	(.82)%

Noninterest expenses to average assets (1)	2.20%	3.40%	4.60%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the three months ended March 31.

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

			Three Months Ended March 31,

		2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

				(Dollars in Thousands)
Interest-earning assets:

Loans	$49,900	930	7.45%	$27,342	631	9.23%

Securities	21,045	287	5.45%	5,241	88	6.72

Other interest-earning assets (1)	8,214	32	1.56	3,055	41	5.37

Total interest-earning assets	79,159	1,249	6.31	35,638	760	8.53

Noninterest-earning assets	4,991			2,453

Total assets	$84,150			$38,091

Interest-bearing liabilities:

Savings, NOW, money-market deposit accounts	15,039	72	1.92	5,609	55	3.98

Time deposits	42,693	496	4.65	17,560	284	6.56

Other borrowings	8,144	47	2.31	—	—	—

Total interest-bearing liabilities	65,876	615	3.73	23,169	339	5.93

Noninterest-bearing liabilities	5,879			2,712

Stockholders’ equity	12,395			12,210

Total liabilities and stockholders’ equity	$84,150			$38,091

Net interest income		$634			$421

Interest-rate spread (2)			2.58%			2.60%

Net interest margin (3)			3.20%			4.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.54

(1)	Includes Federal Home Loan Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC.

Comparison of the Three-month Periods Ended March 31, 2002 and 2001

General. Net earnings for the three-months ended March 31, 2002 were $60,000 or $.05 per basic and diluted share compared to a net loss of $25,000 or $.02 per basic and diluted share for the same period in 2001. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets.

Interest Income and Expense. Interest income increased to $1,249,000 for the three-month period ended March 31, 2002 from $760,000 for the three months ended March 31, 2001. Interest on loans increased to $930,000 due to an increase in the average loan portfolio balance in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2002. Interest on securities increased to $287,000 for the three months ended March 31, 2002 compared to $88,000 in 2001 due to a increase in the average portfolio balance which was only partially offset by a decrease in the average yield earned in 2002. Interest on other interest-earning assets decreased from $41,000 for the three months ended March 31, 2001 to $32,000 for the three months ended March 31, 2002 due to a decrease in the average yield earned which was only partially offset by an increase in the average balance in 2002.

Interest expense on deposits increased to $568,000 for the three months ended March 31, 2002 from $339,000 in 2001. The increase is due to an increase in the average deposits in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $123,000 for the three-month period ended March 31, 2002 compared to $46,000 for the same period in 2001. The allowance for loan losses is $647,000 at March 31, 2002. While management believes that its allowance for loan losses is adequate as of March 31, 2002, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $51,000 in 2002 from $24,000 for the three months ended March 31, 2001. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts and a $11,000 gain from the sale of available for sale securities.

Noninterest Expense. Total noninterest expense increased to $463,000 for the three months ended March 31, 2002 from $439,000 for the comparable period ended March 31, 2001. The increase was due to the continued growth of the Company.

Income Taxes. The income tax expense for the three months ended March 31, 2002 was $39,000 (an effective rate of 39.4%) compared to an income tax benefit of $14,000 in 2001 (an effective rate of 35.4%).

FLORIDA BUSINESS BANCGROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of March 31, 2002.

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

Exhibit No	Description of Exhibit

* 3.1	Articles of Incorporation of the Company

* 3.2	By-laws of the Company

* 4.1	Specimen Common Stock Certificate

* 4.4	Warrant Plan

****** 4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate

* 10.3	Servicing Agreement with M&I Data Services

**** 10.4	Lease Agreement for Permanent Office

***** 10.5	2000 Key Employee Stock Compensation Program

***** 10.6	2000 Directors’ Stock Option Plan

10.7	Supplemental Executive Retirement Plan

10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant

10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren

10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant

10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant

10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren

10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren

10.14	Directors’ Written Consent to Action

****** 99	Charter of the Audit Committee

(b)  Reports on Form 8-K. Registrant filed no Form 8-K during the three months ended March 31, 2002.

FLORIDA BUSINESS BANCGROUP, INC.

PART II. OTHER INFORMATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC. (Registrant)

Date: May 9, 2002	By: /s/ A. Bronson Thayer

A. Bronson Thayer, Chairman and Chief Executive Officer

Date: May 9, 2002	By: /s/ Marti J. Warren

Marti J. Warren, Principal Financial Officer