Form 10QSB
period 2002-06-30
FLORIDA BUSINESS BANCGROUP INC
filed 2002-08-08
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

YES   [X]       NO

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,320,700 shares

(class)	Outstanding at July 9, 2002

Transitional Small Business Format (Check One):      YES [   ]       NO [X]

FLORIDA BUSINESS BANCGROUP, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – At June 30, 2002 (Unaudited) and December 31, 2001	2
Condensed Consolidated Statements of Operations (Unaudited) – Three and Six Months ended June 30, 2002 and 2001	3
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) – Six Months ended June 30, 2002	4
Condensed Consolidated Statements of Cash Flows (Unaudited) – Six Months ended June 30, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7
Review By Independent Certified Public Accountants	8
Report on Review by Independent Certified Public Accountants	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18

FLORIDA BUSINESS BANCGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share information)

	June 30,	December 31,

	2002	2001

	(Unaudited)
Assets
Cash and due from banks	$4,143	3,401
Federal funds sold and securities sold under agreements to repurchase	6,570	8,079
Interest-bearing deposits in banks	996	999

Total cash and cash equivalents	11,709	12,479
Securities available for sale	23,715	20,420
Loans, net of allowance for loan losses of $755 in 2002 and $524 in 2001	59,976	45,181
Federal Home Loan Bank stock	240	240
Premises and equipment, net	356	426
Deferred income taxes	318	493
Accrued interest receivable	503	360
Other assets	1,001	927

Total assets	$97,818	80,526

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	7,792	5,752
Savings and NOW deposits	2,563	2,801
Money-market deposits	15,088	13,546
Time deposits	50,152	36,179

Total deposits	75,595	58,278
Federal Home Loan Bank advances	4,000	4,800
Other borrowings	4,779	4,750
Official checks	485	216
Other liabilities	344	158

Total liabilities	85,203	68,202

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 1,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 1,320,700 shares issued and outstanding	13	13
Additional paid-in capital	13,131	13,131
Accumulated deficit	(664)	(864)
Accumulated other comprehensive income	135	44

Total stockholders’ equity	12,615	12,324

Total liabilities and stockholders’ equity	$97,818	80,526

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statements of Operations

($ in thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income:
Loans	$1,080	702	2,010	1,333
Securities	304	89	591	177
Other	22	63	54	104

Total interest income	1,406	854	2,655	1,614

Interest expense:
Deposits	579	414	1,147	753
Borrowings	43	—	90	—

Total interest expense	622	414	1,237	753

Net interest income	784	440	1,418	861
Provision for loan losses	108	25	231	71

Net interest income after provision for loan losses	676	415	1,187	790

Noninterest income:
Service charges and fees	36	25	66	48
Gain on sale of securities available for sale	—	14	11	14
Other income	11	—	21	1

Total noninterest income	47	39	98	63

Noninterest expenses:
Salaries and employee benefits	218	181	409	361
Occupancy	106	104	211	209
Data processing	48	48	98	104
Professional fees	20	26	37	49
Courier expenses	26	18	52	36
Advertising	11	8	21	18
Other expenses	72	50	136	96

Total noninterest expenses	501	435	964	873

Earnings (loss) before income taxes (benefit)	222	19	321	(20)
Income taxes (benefit)	82	8	121	(6)

Net earnings (loss)	$140	11	200	(14)

Basic and diluted earnings (loss) per share	$.11	.01	.15	(.01)

Weighted-average number of common shares outstanding	1,320,700	1,320,700	1,320,700	1,320,700

Dividends per share	—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

($ in thousands)

Six Months Ended June 30, 2002

					Accumulated
					Other
	Common Stock		Additional		Compre-	Total
			Paid-In	Accumulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2001	1,320,700	$13	13,131	(864)	44	12,324

Comprehensive income:
Net earnings for the six months ended June 30, 2002 (unaudited)	—	—	—	200	—	200
Net change in unrealized gain on securities available for sale, net tax of $54 (unaudited)	—	—	—	—	91	91

Comprehensive income (unaudited)	—	—	—	—	—	291

Balance at June 30, 2002 (unaudited)	1,320,700	$13	13,131	(664)	135	12,615

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months
	Ended June 30,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$200	(14)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	81	84
Provision for loan losses	231	71
Deferred income taxes (benefit)	121	(6)
Amortization of loan fees, premiums and discounts	67	17
Increase in accrued interest receivable and other assets	(217)	(104)
Net increase (decrease) in official checks	269	(494)
Increase (decrease) in other liabilities	186	(23)
Gain on sale of securities available for sale	(11)	(14)

Net cash provided by (used in) operating activities	927	(483)

Cash flows from investing activities:
Net increase in loans	(15,093)	(10,133)
Purchase of securities available for sale	(10,482)	(2,262)
Proceeds from sales and calls of securities available for sale	6,925	1,663
Principal pay-downs on securities available for sale	418	164
Purchase of Federal Home Loan Bank stock	—	(4)
Purchase of premises and equipment	(11)	(4)

Net cash used in investing activities	(18,243)	(10,576)

Cash flows from financing activities:
Net increase in deposits	17,317	15,011
Net increase in other borrowings	29	—
Net decrease in Federal Home Loan Bank advances	(800)	—

Net cash provided by financing activities	16,546	15,011

Net (decrease) increase in cash and cash equivalents	(770)	3,952
Cash and cash equivalents at beginning of period	12,479	1,588

Cash and cash equivalents at end of period	$11,709	5,540

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,217	730

Income taxes	$—	—

Noncash item- Change in accumulated other comprehensive income, net of tax	$91	19

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

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

(2)  Loan Impairment and Losses

At June 30, 2002 and 2001 there were no impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Balance at beginning of period	$647	433	524	387
Provision for loan losses	108	25	231	71

Balance at end of period	$755	458	755	458

(3)  Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company’s common stock equivalents were not dilutive.

FLORIDA BUSINESS BANCGROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

   As of June 30, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

					To Be Well
			Under		Capitalized For
	Minimum		Capital		Prompt Corrective

	Actual		Adequacy Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

At June 30, 2002:
Total capital (to Risk- Weighted Assets)	$8,284	11.95%	$5,547	8.00%	$6,934	10.00%
Tier I Capital (to Risk- Weighted Assets)	7,529	10.86	2,774	4.00	4,160	6.00
Tier I Capital (to Average Assets)	7,529	8.31	3,623	4.00	4,528	5.00

FLORIDA BUSINESS BANCGROUP, INC.

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company’s independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the “Company”) as of June 30, 2002, and the related condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2002 and 2001, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
July 9, 2002

FLORIDA BUSINESS BANCGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of June 30, 2002 and December 31, 2001

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

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company’s primary sources of funds consisted of deposit inflows and the proceeds from sales and calls of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments and to purchase securities. At June 30, 2002, the Company had commitments to originate loans and unfunded lines of credit totaling $22.1 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2002, the Bank had liquidity of approximately $25 million, or approximately 32% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2002. See note 4 to the condensed consolidated financial statements.

FLORIDA BUSINESS BANCGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations, Continued

The following ratios and rates are presented for the dates and periods indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2002	2001	2001

Average equity as a percentage of average assets	14.00%	23.89%	29.07%
Equity to total assets at end of period	12.90%	15.30%	25.29%
Return on average assets (1)	.45%	.17%	(0.07)%
Return on average equity (1)	3.24%	.70%	(0.23)%
Noninterest expenses to average assets (1)	2.19%	3.40%	4.15%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$56,948	1,080	7.59%	$32,156	702	8.73%
Securities	22,873	304	5.32	5,480	89	6.50
Other interest-earning assets (1)	7,178	22	1.23	5,811	63	4.34

Total interest-earning assets	86,999	1,406	6.46	43,447	854	7.86

Noninterest-earning assets	4,977			2,649

Total assets	$91,976			$46,096

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	16,215	74	1.83	7,796	69	3.54
Time deposits	47,217	505	4.28	23,164	345	5.96
Other borrowings	8,779	43	1.96	—	—	—

Total interest-bearing liabilities	72,211	622	3.45	30,960	414	5.35

Noninterest-bearing liabilities	7,390			2,874
Stockholders’ equity	12,375			12,262

Total liabilities and stockholders’ equity	$91,976			$46,096

Net interest income		$784			$440

Interest-rate spread (2)			3.01%			2.51%

Net interest margin (3)			3.60%			4.05%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.40

(1)	Includes Federal Home Loan Bank stock, federal funds sold, interest-bearing deposits and securities sold under agreement to repurchase.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

			(Dollars in thousands)
Interest-earning assets:
Loans	$53,443	2,010	7.52%	$29,762	1,333	8.96%
Securities	22,083	591	5.35	5,361	177	6.60
Other interest-earning assets (1)	7,017	54	1.54	4,441	104	4.68

Total interest-earning assets	82,543	2,655	6.43	39,564	1,614	8.16

Noninterest-earning assets	5,535			2,521

Total assets	$88,078			$42,085

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	15,630	146	1.87	6,612	124	3.75
Time deposits	44,967	1,001	4.45	20,377	629	6.17
Other borrowings	7,466	90	2.41	—	—	—

Total interest-bearing liabilities	68,063	1,237	3.63	26,989	753	5.58

Noninterest-bearing liabilities	7,682			2,860
Stockholders’ equity	12,333			12,236

Total liabilities and stockholders’ equity	$88,078			$42,085

Net interest income		$1,418			$861

Interest-rate spread (2)			2.80%			2.58%

Net interest margin (3)			3.43%			4.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.47

(1)	Includes Federal Home Loan Bank stock, federal funds sold, interest-bearing deposits and securities sold under agreements to repurchase.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC.

Comparison of the Three-Month Periods Ended June 30, 2002 and 2001

General. Net earnings for the three-months ended June 30, 2002 were $140,000 or $.11 per basic and diluted share compared to a net earnings of $11,000 or $.01 per basic and diluted share for the same period in 2001. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets.

Interest Income and Expense. Interest income increased to $1,406,000 for the three-month period ended June 30, 2002 from $854,000 for the three months ended June 30, 2001. Interest on loans increased to $1,080,000 due to an increase in the average loan portfolio balance in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2002. Interest on securities increased to $304,000 for the three months ended June 30, 2002 compared to $89,000 in 2001 due to a increase in the average portfolio balance which was only partially offset by a decrease in the average yield earned in 2002. Interest on other interest-earning assets decreased from $63,000 for the three months ended June 30, 2001 to $22,000 for the three months ended June 30, 2002 due to a decrease in the average yield earned which was only partially offset by an increase in the average balance in 2002.

   Interest expense on deposits increased to $579,000 for the three months ended June 30, 2002 from $414,000 in 2001. The increase is due to an increase in the average deposits in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $108,000 for the three-month period ended June 30, 2002 compared to $25,000 for the same period in 2001. The increase in the provision resulted from an increase in the loan portfolio. The allowance for loan losses is $755,000 at June 30, 2002. While management believes that its allowance for loan losses is adequate as of June 30, 2002, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $47,000 in 2002 from $39,000 for the three months ended June 30, 2001. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $501,000 for the three months ended June 30, 2002 from $435,000 for the comparable period ended June 30, 2001. The increase was due to the continued growth of the Company.

Income Taxes. The income tax expense for the three months ended June 30, 2002 was $82,000 (an effective rate of 36.9%) compared to an income tax expense of $8,000 in 2001 (an effective rate of 42.1%).

FLORIDA BUSINESS BANCGROUP, INC.

Comparison of the Six-Month Periods Ended June 30, 2002 and 2001

General. Net earnings for the six-months ended June 30, 2002 were $200,000 or $.15 per basic and diluted share compared to a net loss of $14,000 or $.01 per basic and diluted share for the same period in 2001. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets.

Interest Income and Expense. Interest income increased to $2,655,000 for the six-month period ended June 30, 2002 from $1,614,000 for the six months ended June 30, 2001. Interest on loans increased to $2,010,000 due to an increase in the average loan portfolio balance in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2002. Interest on securities increased to $591,000 for the six months ended June 30, 2002 compared to $177,000 in 2001 due to an increase in the average portfolio balance which was only partially offset by a decrease in the average yield earned in 2002. Interest on other interest-earning assets decreased from $104,000 for the six months ended June 30, 2001 to $54,000 for the six months ended June 30, 2002 due to a decrease in the average yield earned which was only partially offset by an increase in the average balance in 2002.

   Interest expense on deposits increased to $1,147,000 for the six months ended June 30, 2002 from $753,000 in 2001. The increase is due to an increase in the average deposits in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $231,000 for the six-month period ended June 30, 2002 compared to $71,000 for the same period in 2001. The increase in the provision resulted from an increase in the loan portfolio. The allowance for loan losses is $755,000 at June 30, 2002. While management believes that its allowance for loan losses is adequate as of June 30, 2002, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $98,000 in 2002 from $63,000 for the six months ended June 30, 2001. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $964,000 for the six months ended June 30, 2002 from $873,000 for the comparable period ended June 30, 2001. The increase was due to the continued growth of the Company.

Income Taxes. The income tax expense for the six months ended June 30, 2002 was $121,000 (an effective rate of 37.7%) compared to an income tax benefit of $6,000 in 2001 (an effective rate of 30.0%).

FLORIDA BUSINESS BANCGROUP, INC.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Registrant has no pending legal proceedings as of June 30, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Florida Business Bancgroup, Inc., Inc., was held on April 16, 2002, to consider the election of three directors. Shareholders elected three directors with terms expiring at the Annual Meeting in 2005. The shareholders also voted upon the ratification of the independent auditors.

At the Annual Meeting, 936,500 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, there terms and a summary of the votes cast for each nominee:

	Term
Class I	Expiring	For	Against	Abstain

John C. Bierley	2005	936,500	—	—
Robert A. Monroe	2005	936,500	—	—
Eric M. Newman	2005	936,500	—	—

The shareholder vote on one other matter considered at the meeting was as follows-

	For	Against	Abstain	Nonvote

Ratification of the independent auditors	936,500	—	—	—

FLORIDA BUSINESS BANCGROUP, INC.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2. The exhibits marked with five asterisks (*****) were previously filed as part of the Company’s Definitive Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000; and exhibits marked with six asterisks (******) were previously filed as part of the Company’s Proxy Statement on Form 14-A, filed with the Securities and Exchange Commission on March 16, 2001 and exhibits marked with seven asterisks (*******) were previously filed as part of the companies March 31, 2002 10-QSB, filed with the Securities and Exchange Commission on May 9, 2002.

Exhibit No.		Description of Exhibit

*	3.1	Articles of Incorporation of the Company
*	3.2	By-laws of the Company
*	4.1	Specimen Common Stock Certificate
*	4.4	Warrant Plan
******	4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate
*	10.3	Servicing Agreement with M&I Data Services
****	10.4	Lease Agreement for Permanent Office
*****	10.5	2000 Key Employee Stock Compensation Program
*****	10.6	2000 Directors’ Stock Option Plan
*******	10.7	Supplemental Executive Retirement Plan
	10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant
	10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren
*******	10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant
*******	10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant
*******	10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren
*******	10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren
*******	10.14	Directors’ Written Consent to Action
******	99	Charter of the Audit Committee
	99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. Registrant filed no Form 8-K during the three months ended June 30, 2002.

FLORIDA BUSINESS BANCGROUP, INC.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC. (Registrant)

Date:	August 8, 2002	By:	/s/ A. Bronson Thayer

A. Bronson Thayer, Chairman and
Chief Executive Officer

Date:	August 8, 2002	By:	/s/ Marti J. Warren

Marti J. Warren, Principal Financial Officer