Form 10QSB
period 2002-09-30
FLORIDA BUSINESS BANCGROUP INC
filed 2002-10-31
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to _________________

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

YES [X] NO [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,320,700 shares

(class)	Outstanding at October 9, 2002

Transitional Small Business Format (Check One): YES [  ] NO [X]

FLORIDA BUSINESS BANCGROUP, INC.

INDEX

PART I. FINANCIAL INFORMATION

FLORIDA BUSINESS BANCGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share information)

	September 30,	December 31,

Assets	2002	2001

	(Unaudited)
Cash and due from banks	$3,458	3,401
Federal funds sold and securities purchased under agreements to resell	4,941	8,079
Interest-bearing deposits in banks	—	999

Total cash and cash equivalents	8,399	12,479
Securities available for sale	23,733	20,420
Loans, net of allowance for loan losses of $901 in 2002 and $524 in 2001	72,925	45,181
Federal Home Loan Bank stock	300	240
Premises and equipment, net	350	426
Deferred income taxes	110	493
Accrued interest receivable	488	360
Other assets	1,125	927

Total assets	$107,430	80,526

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	7,467	5,752
Savings and NOW deposits	2,832	2,801
Money-market deposits	16,863	13,546
Time deposits	55,802	36,179

Total deposits	82,964	58,278
Federal Home Loan Bank advances	6,000	4,800
Other borrowings	4,824	4,750
Official checks	423	216
Other liabilities	268	158

Total liabilities	94,479	68,202

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 1,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 1,320,700 shares issued and outstanding	13	13
Additional paid-in capital	13,131	13,131
Accumulated deficit	(462)	(864)
Accumulated other comprehensive income	269	44

Total stockholders’ equity	12,951	12,324

Total liabilities and stockholders’ equity	$107,430	80,526

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statements of Earnings
($ in thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:
Loans	$1,276	802	3,286	2,135
Securities	262	96	853	273
Other interest	30	64	84	168

Total interest income	1,568	962	4,223	2,576

Interest expense:
Deposits	633	448	1,780	1,201
Other borrowings	44	2	134	2

Total interest expense	677	450	1,914	1,203

Net interest income	891	512	2,309	1,373
Provision for loan losses	146	33	377	104

Net interest income after provision for loan losses	745	479	1,932	1,269

Noninterest income:
Service charges and fees	52	24	118	72
Gain on sale of securities available for sale	—	—	11	14
Other income	11	1	32	2

Total noninterest income	63	25	161	88

Noninterest expenses:
Salaries and employee benefits	212	194	621	555
Occupancy	104	105	315	314
Data processing	45	46	143	150
Professional fees	20	23	57	72
Courier expense	26	19	78	55
Advertising	11	8	32	26
Other expenses	63	47	199	143

Total noninterest expenses	481	442	1,445	1,315

Earnings before income taxes	327	62	648	42
Income taxes	125	22	246	16

Net earnings	$202	40	402	26

Basic and diluted earnings per share	$.15	.03	.30	.02

Weighted-average number of common shares outstanding	1,320,700	1,320,700	1,320,700	1,320,700

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity
($ in thousands)

Nine Months Ended September 30, 2001 and 2002

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2000	1,320,700	$13	13,131	(950)	74	12,268

Comprehensive income:
Net earnings for the nine months ended September 30, 2001 (unaudited)	—	—	—	26	—	26
Net change in unrealized gain on securities available for sale, net tax of $63 (unaudited)	—	—	—	—	105	105

Comprehensive income (unaudited)	—	—	—	—	—	131

Balance at September 30, 2001 (unaudited)	1,320,700	$13	13,131	(924)	179	12,399

Balance at December 31, 2001	1,320,700	$13	13,131	(864)	44	12,324

Comprehensive income:
Net earnings for the nine months ended September 30, 2002 (unaudited)	—	—	—	402	—	402
Net change in unrealized gain on securities available for sale, net tax of $137 (unaudited)	—	—	—	—	225	225

Comprehensive income (unaudited)	—	—	—	—	—	627

Balance at September 30, 2002 (unaudited)	1,320,700	$13	13,131	(462)	269	12,951

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$402	26
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	114	126
Provision for loan losses	377	104
Deferred income taxes	246	16
Amortization of loan fees, premiums and discounts	95	23
Increase in accrued interest receivable and other assets	(326)	(92)
Net increase (decrease) in official checks	207	(302)
Increase in other liabilities	110	13
Gain on sale of securities available for sale	(11)	(14)

Net cash provided by (used in) operating activities	1,214	(100)

Cash flows from investing activities:
Net increase in loans	(28,216)	(12,113)
Net purchase of available for sale securities	(20,552)	(4,783)
Proceeds from sales calls of securities available for sale	16,925	1,663
Principal paydowns on available for sale securities	687	285
Purchase of Federal Home Loan Bank stock	(60)	(216)
Purchase of premises and equipment	(38)	(13)

Net cash used in investing activities	(31,254)	(15,177)

Cash flows from financing activities:
Net increase in deposits	24,686	21,144
Net increase in Federal Home Loan Bank advance	1,200	4,800
Net increase in other borrowings	74	—

Net cash provided by financing activities	25,960	25,944

Net (decrease) increase in cash and cash equivalents	(4,080)	10,667
Cash and cash equivalents at beginning of period	12,479	1,588

Cash and cash equivalents at end of period	$8,399	12,255

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,882	1,169

Income taxes	$—	—

Noncash item:
Change in accumulated other comprehensive income, net of tax	$225	105

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

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

(2)	Loan Impairment and Losses

At September 30, 2002 and 2001 and for the three- and nine-month periods then ended there were no impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Balance at beginning of period	$755	458	524	387
Provision for loan losses	146	33	377	104

Balance at end of period	$901	491	901	491

(3)	Earnings Per Share

Basic and diluted earnings per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company’s common stock equivalents were not dilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at September 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

At September 30, 2002:
Total capital (to Risk-Weighted Assets)	$8,827	10.96%	$6,440	8.00%	$8,050	10.00%
Tier I Capital (to Risk-Weighted Assets)	7,939	9.86	3,220	4.00	4,830	6.00
Tier I Capital (to Average Assets)	7,939	8.07	3,936	4.00	4,920	5.00

FLORIDA BUSINESS BANCGROUP, INC.

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company’s independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three- and nine-month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the “Company”) as of September 30, 2002, the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 9, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 8, 2002

FLORIDA BUSINESS BANCGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of September 30, 2002 and December 31, 2001

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

Liquidity and Capital Resources

During the nine months ended September 30, 2002, the Company’s primary sources of funds consisted of deposit inflows and the proceeds from sales and calls of securities available for sale. The Company used its capital resources principally to fund existing and continuing loan commitments and to purchase securities. At September 30, 2002, the Company had commitments to originate loans and unfunded lines of credit totaling $13.4 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2002, the Bank had liquidity of approximately $23 million, or approximately 26% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2002. See note 4 to the condensed consolidated financial statements.

FLORIDA BUSINESS BANCGROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations, Continued

The following ratios and rates are presented for the dates and periods indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2002	2001	2001

Average equity as a percentage of average assets	13.60%	23.89%	26.79%
Equity to total assets at end of period	12.06%	15.30%	20.73%
Return on average assets (1)	.58%	.17%	0.08%
Return on average equity (1)	4.28%	.70%	0.28%
Noninterest expenses to average assets (1)	2.10%	3.40%	3.83%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$67,573	1,276	7.55%	$36,306	802	8.84%
Securities	22,122	262	4.74	6,187	96	6.21
Other interest-earning assets (1)	5,936	30	2.02	7,545	64	3.39

Total interest-earning assets	95,631	1,568	6.56	50,038	962	7.69

Noninterest-earning assets	4,370			2,846

Total assets	$100,001			$52,884

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	18,590	86	1.85	10,153	78	3.07
Time deposits	52,003	547	4.21	25,844	370	5.73
Other borrowings (2)	8,156	44	2.16	261	2	3.07

Total interest-bearing liabilities	78,749	677	3.44	36,258	450	4.96

Noninterest-bearing liabilities	8,482			4,334
Stockholders’ equity	12,770			12,292

Total liabilities and stockholders’ equity	$100,001			$52,884

Net interest income		$891			$512

Interest-rate spread (3)			3.12%			2.73%

Net interest margin (4)			3.73%			4.09%

Ratio of average interest- earning assets to average interest-bearing liabilities	1.21			1.38

(1)	Includes Federal Home Loan Bank stock, federal funds sold and securities purchased under agreements to resell.

(2)	Includes Federal Home Loan Bank advances and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$58,205	3,286	7.53%	$31,967	2,135	8.91%
Securities	22,084	853	5.15	5,639	273	6.46
Other interest-earning assets (1)	6,474	84	1.73	5,487	168	4.08

Total interest-earning assets	86,763	4,223	6.49	43,093	2,576	7.97

Noninterest-earning assets	5,231			2,647

Total assets	$91,994			$45,740

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	16,628	232	1.86	7,805	202	3.45
Time deposits	47,338	1,548	4.36	22,220	999	5.99
Other borrowings (2)	7,922	134	2.26	87	2	3.07

Total interest-bearing liabilities	71,888	1,914	3.55	30,112	1,203	5.33

Noninterest-bearing liabilities	7,591			3,373
Stockholders’ equity	12,515			12,255

Total liabilities and stockholders’ equity	$91,994			$45,740

Net interest income		$2,309			$1,373

Interest-rate spread (3)			2.94%			2.64%

Net interest margin (4)			3.55%			4.25%

Ratio of average interest-earning assets to average interest- bearing liabilities	1.21			1.43

(1)	Includes Federal Home Loan Bank stock, federal funds sold and securities purchased under agreements to resell.

(2)	Includes Federal Home Loan Bank advances and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC.

Comparison of the Three-Month Periods Ended September 30, 2002 and 2001

General. Net earnings for the three-months ended September 30, 2002 were $202,000 or $.15 per basic and diluted share compared to a net earnings of $40,000 or $.03 per basic and diluted share for the same period in 2001. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets.

Interest Income and Expense. Interest income increased to $1,568,000 for the three-month period ended September 30, 2002 from $962,000 for the three months ended September 30, 2001. Interest on loans increased to $1,276,000 due to an increase in the average loan portfolio balance in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2002. Interest on securities increased to $262,000 for the three-months ended September 30, 2002 compared to $96,000 in 2001 due to a increase in the average portfolio balance which was only partially offset by a decrease in the average yield earned in 2002. Interest on other interest-earning assets decreased from $64,000 for the three-months ended September 30, 2001 to $30,000 for the three months ended September 30, 2002 due to a decrease in the average yield earned and a decrease in the average balance in 2002.

Interest expense on deposits increased to $633,000 for the three-months ended September 30, 2002 from $448,000 in 2001. The increase is due to an increase in the average deposits in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2002.

Interest expense on other borrowings increased to $44,000 for the three-months ended September 30, 2002 from $2,000 in 2001. The increase is due to an increase in the average other borrowings which was partially offset by a decrease in the weighted-average rate paid on other borrowings in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $146,000 for the three-month period ended September 30, 2002 compared to $33,000 for the same period in 2001. The increase in the provision resulted from an increase in the loan portfolio. The allowance for loan losses is $901,000 at September 30, 2002. While management believes that its allowance for loan losses is adequate as of September 30, 2002, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $63,000 in 2002 from $25,000 for the three- months ended September 30, 2001. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $481,000 for the three-months ended September 30, 2002 from $442,000 for the comparable period ended September 30, 2001. The increase was due to the continued growth of the Company.

Income Taxes. The income tax expense for the three-months ended September 30, 2002 was $125 (an effective rate of 38%) compared to an income tax expense of $22,000 in 2001 (an effective rate of 35%).

FLORIDA BUSINESS BANCGROUP, INC.

Comparison of the Nine-Month Periods Ended September 30, 2002 and 2001

General. Net earnings for the nine-months ended September 30, 2002 were $402,000 or $.30 per basic and diluted share compared to net earnings of $26,000 or $.02 per basic and diluted share for the same period in 2001. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets.

Interest Income and Expense. Interest income increased to $4,223,000 for the nine-month period ended September 30, 2002 from $2,576,000 for the nine months ended September 30, 2001. Interest on loans increased to $3,286,000 due to an increase in the average loan portfolio balance in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2002. Interest on securities increased to $853,000 for the nine-months ended September 30, 2002 compared to $273,000 in 2001 due to an increase in the average portfolio balance which was only partially offset by a decrease in the average yield earned in 2002. Interest on other interest-earning assets decreased from $168,000 for the nine-months ended September 30, 2001 to $84,000 for the nine-months ended September 30, 2002 due to a decrease in the average yield earned which was only partially offset by an increase in the average balance in 2002.

Interest expense on deposits increased to $1,780,000 for the nine-months ended September 30, 2002 from $1,201,000 in 2001. The increase is due to an increase in the average deposits in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2002.

Interest expense on other borrowings increased to $134,000 for the nine-months ended September 30, 2002 from $2,000 in 2001. The increase is due to an increase in the average other borrowings which was partially offset by a decrease in the weighted-average rate paid on other borrowings in 2001.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $377,000 for the nine-month period ended September 30, 2002 compared to $104,000 for the same period in 2001. The increase in the provision resulted from an increase in the loan portfolio. The allowance for loan losses is $901,000 at September 30, 2002. While management believes that its allowance for loan losses is adequate as of September 30, 2002, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $161,000 in 2002 from $88,000 for the nine- months ended September 30, 2001. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $1,445,000 for the nine-months ended September 30, 2002 from $1,315,000 for the comparable period ended September 30, 2001. The increase was due to the continued growth of the Company.

Income Taxes. The income tax expense for the nine-months ended September 30, 2002 was $246,000 (an effective rate of 38%) compared to an income tax benefit of $16,000 in 2001 (an effective rate of 38%).

FLORIDA BUSINESS BANCGROUP, INC.

Item 3. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of September 30, 2002.

FLORIDA BUSINESS BANCGROUP, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2. The exhibits marked with five asterisks (*****) were previously filed as part of the Company’s Definitive Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000; and exhibits marked with six asterisks (******) were previously filed as part of the Company’s Proxy Statement on Form 14-A, filed with the Securities and Exchange Commission on March 16, 2001 and exhibits marked with seven asterisks (*******) were previously filed as part of the companies March 31, 2002; and exhibits marked with eight asterisks (********) were previously filed as part of the companies June 30, 2002 10-QSB, filed with the Securities and Exchange Commission on August 8, 2002.

Exhibit No.		Description of Exhibits

*	3.1	Articles of Incorporation of the Company
*	3.2	By-laws of the Company
*	4.1	Specimen Common Stock Certificate
*	4.4	Warrant Plan
******	4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate
*	10.3	Servicing Agreement with M&I Data Services
****	10.4	Lease Agreement for Permanent Office
*****	10.5	2000 Key Employee Stock Compensation Program
*****	10.6	2000 Directors’ Stock Option Plan
*******	10.7	Supplemental Executive Retirement Plan
********	10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant
********	10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren
*******	10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant
*******	10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant
*******	10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren
*******	10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren
*******	10.14	Directors’ Written Consent to Action
******	99	Charter of the Audit Committee
	99.1	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002
	99.2	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. Registrant filed no Form 8-K during the three months ended September 30, 2002.

FLORIDA BUSINESS BANCGROUP, INC.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC. (Registrant)

Date: October 31, 2002	By:	/s/ A. Bronson Thayer A. Bronson Thayer, Chairman and Chief Executive Officer

Date: October 31, 2002	By:	/s/ Marti J. Warren Marti J. Warren, Principal Financial Officer

CERTIFICATIONS

I, A. Bronson Thayer, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Florida Business BancGroup, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	By:	/s/ A. Bronson Thayer A. Bronson Thayer, Chairman and Chief Executive Officer

I, Marti J. Warren, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Florida Business BancGroup, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	By:	/s/ Marti J. Warren Marti J. Warren, Principal Financial Officer