Form 10KSB
period 2002-12-31
FLORIDA BUSINESS BANCGROUP INC
filed 2003-03-14
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File No. 333-65101

FLORIDA BUSINESS BANCGROUP, INC.

(Name of small business issuer in its charter)

Florida	59-3517595

(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2202 North West Shore Boulevard, Suite 150, Tampa, Florida	33607

(Address of principal executive offices)	(Zip Code)
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

Yes [X]     No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $6,147,000

There were 1,320,700 shares of common stock and 1,320,700 warrants to purchase common stock outstanding at February 28, 2003. There were no shares of preferred stock outstanding at February 28, 2003.

Documents incorporated by reference: Proxy Statement for the Annual Meeting of Shareholders filed electronically on March 13, 2003.

(1) The material required by Items 9 through 12 is hereby incorporated by reference from Registrant’s definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-KSB at pages 1 through 11 of that document.

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

General

Florida Business BancGroup, Inc. (“FBBI” or “Company”) was incorporated under the laws of the State of Florida on May 18, 1998, for the purpose of operating as a bank holding company. FBBI successfully completed its initial public offering on August 7, 1999, raising $13.2 million through the sale of 1,320,700 units. Each unit consisted of one share of common stock and one stock warrant. The units were sold for $10 per unit. The capital raised in the offering was used to redeem the 900 shares of preferred stock issued to our organizers, to repay the organizers for advances used for organizational and pre-opening expenses, and to purchase 100% of the newly issued shares of Bay Cities Bank for $8.8 million and purchased additional stock for $1.0 million in October 2002. On September 20, 1999, FBBI acquired all of the outstanding shares of Bay Cities Bank. Bay Cities Bank opened for business on November 10, 1999, and is engaged in a general commercial and retail banking business, with primary emphasis upon high quality service to meet the financial needs of the individuals and businesses residing and located in and around Tampa, Florida. Bay Cities Bank offers a full complement of loans, including commercial, consumer/installment and real estate loans. Commercial loans and commercial real estate account for approximately 97% of the total loan portfolio. On December 1, 2000, the Federal Reserve Bank of Atlanta approved FBBI’s election to become a Financial Holding Company pursuant to the Bank Holding Company Act.

On October 18, 2002, FBBI purchased an additional 100,000 shares of Bay Cities Bank stock for $1,000,000. The balance of the proceeds of our initial offering are being held by FBBI for general corporate purposes. The terms of our outstanding warrants were amended on April 17, 2001, to extend the expiration date of the warrants until February 7, 2004, and to remove certain transfer restrictions. On July 26, 2001, FBBI’s registration statement on Form SB-2 was amended to reflect this change.

FBBI’s fiscal year ends December 31. The main offices of FBBI and Bay Cities Bank are located at 2202 North West Shore Boulevard, Suite 150, Tampa, Hillsborough County, Florida. As of December 31, 2002, Bay Cities Bank was the sole subsidiary of FBBI. FBBI and Bay Cities Bank are collectively referred to herein as the “Company.”

This Form 10-KSB is also being used as Bay Cities Bank’s Annual Disclosure Statement under Federal Deposit Insurance Corporation (“FDIC”) Regulations. This Form 10-KSB has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

Market Area and Competition

According to the Tampa Tribune Market Guide – 1998, the Tampa Bay MSA is a growth market, where year after year the population size is among the top 25 MSAs nationally. The Tampa Bay MSA ranks second in population size and total number of households among Southeastern metropolitan areas. Only Atlanta has a larger population. The Tampa Bay MSA has the largest population and the most households in Florida, ahead of Miami, Ft. Lauderdale and Orlando. Tampa Bay also ranks high in other vital statistics such as effective buying income and retail activity, not only in Florida, but in the Southeast and the United States.

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

Deposits

The Company offers a variety of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and time deposits with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits, up to the maximum permitted by law or regulation. Our service charge fee schedule is competitive with other financial institutions in our market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

Loan Portfolio

General – The Company provides a variety of loan products to meet the financing needs of our customers. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. We generally enter into lending arrangements for our portfolio loans with individuals who are familiar to us and are residents of our primary service area and surrounding area.

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

We are following a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in the market area. Our lending area is generally the immediate Hillsborough County and the counties contiguous to Hillsborough County. Loan participations are also purchased from correspondent banks. However, participations are also sold, particularly with regard to real estate lending. Interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. Whenever possible, interest rates will be adjustable with fluctuations in the “prime” rate. The target loan-to-deposit ratio is approximately 85%. This ratio is expected to meet the credit needs of customers while allowing prudent liquidity through the investment portfolio. Currently, the loan-to-deposit ratio is 88%. Our Directors believe that this positive, community-oriented lending philosophy will be translated into a sustainable volume of quality loans into the foreseeable future.

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

Consumer Loans – include the financing of:

•	Automobiles
•	Home improvement loans
•	Home equity lines of credit
•	Recreation vehicles
•	Boats
•	Personal Items (collateralized and uncollateralized)
•	Second mortgages
•	Deposit account collateralized loans

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

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, management has considered that as of December 31, 2002, approximately 79% of outstanding loans are in the commercial real estate loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2002, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. During the year ended December 31, 2002, no loans were charged off against the allowance for loan losses.

Investments

As of December 31, 2002, federal funds sold and investment securities comprised approximately 23.4% of the Company’s total assets. Net loans comprised approximately 70.1%, of the Company’s total assets.

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

Data Processing

The Company has a data processing servicing agreement with Metavante, a wholly-owned subsidiary of Marshall & Isley Bank. This agreement provides us with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. The monthly service fee is based on the type, kind and volume of data processing services provided priced at a stipulated rate schedule.

Employees

As of December 31, 2002, we employed 14 full time persons, including 3 executive officers. Employees are hired as needed to meet company-wide personnel demands.

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

Supervision and Regulation

We operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Financial Services (“Department”) and the FDIC. The following is a brief summary of the more recent legislation which affects us as well as the scope of federal agency regulation.

Florida Business BancGroup, Inc.

We are regulated by the Federal Reserve Board under the Bank Holding Company Act (“BHC Act”), which requires every Bank Holding Company (“BHC”) to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another BHC. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a BHC must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, we may be required to provide financial support for Bay Cities Bank at a time when, absent such Federal Reserve Board policy, FBBI may not deem it advisable to provide such assistance. As a BHC, we are required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make examinations of FBBI and Bay Cities Bank.

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

We will be subject to regulatory capital requirements after our consolidated total assets exceed $150 million imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC’s risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies’ requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of risk weighted assets.

The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 2002, our total risk-based capital and Tier 1 capital ratio were 11.82% and 10.70%, respectively.

Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% Tier 1 capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

Gramm-Leach-Bliley Act  (“GLA”) – In 1999, financial services regulation was significantly reformed with the adoption of the GLA. The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking regulators. Of significance, the GLA permits BHCs that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies  (“FHC”). In addition to activities that are permissible for BHCs and their subsidiaries, the GLA permits FHCs and their subsidiaries to engage in a wide variety of other activities that are “financial in nature” or are incidental to financial activities.

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

In response to the directive issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

	Total Risk -	Tier 1 Risk -	Tier 1
	Based Capital	Based Capital	Leverage
	Ratio	Ratio	Ratio

Well capitalized (1)	10%	6%	5%
Adequately capitalized (1)	8%	4%	4	%(2)
Undercapitalized (3)	< 8%	< 4%	< 4%
Significantly Undercapitalized(3)	< 6%	< 3%	< 3%
Critically Undercapitalized (3)	–	–	< 2%

(1)	An institution must meet all three minimums.
(2)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3)	An institution falls into these categories if it is below the specified capital level for any of the three capital measures.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle Act”) – Under the Riegle Act, restrictions on interstate acquisitions of banks by BHCs were repealed on September 29, 1995, such that any out-of-state BHC is able to acquire and consolidate any Florida-based bank, subject to certain deposit percentage and other restrictions as of the effective date of the Riegle Act. The legislation also provides that, unless an individual state elected beforehand either:

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

ITEM 2.     DESCRIPTION OF PROPERTY

The Company’s permanent headquarters are located at 2202 North West Shore Boulevard, Tampa, Florida, in a six-story office building developed by Crescent Resources (a subsidiary of Duke Power). The commercial office building is known as Corporate Center One at International Plaza. The Company occupies 8,056 square feet on the ground floor (including ATM access). Our headquarters are located across the street from the newly developed International Mall.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

No market exists for the common shares of FBBI. It is not anticipated that an active public market will develop for the common shares of FBBI because, at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System. No dividends were paid on FBBI common stock in 2002. As of December 31, 2002, FBBI common stock was held by approximately 265 shareholders.

At their 2000 Annual Meeting, FBBI’s shareholders adopted the 2000 Key Employee Stock Compensation Program (“Employee Program”) and 2000 Directors’ Stock Option Plan (“Directors’ Plan”). The following table reflects the number of share to be issued upon the exercised of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2002.

	# of Securities to be	Weighted-average	# of Equity Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants, and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	173,600	$10.00	26,400
Equity Compensation Plans Not Approved by Security Holders	4,000	$10.00	0

Total	177,600	$10.00	26,400

Item  6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

At December 31, or for the Year then Ended
($ in thousands, except per share figures)

	2002	2001	2000

At Year End:
Cash and cash equivalents	$6,056	12,479	1,588
Securities	24,558	20,420	5,157
Loans, net	78,808	45,181	25,776
All other assets	3,047	2,446	1,514

Total assets	$112,469	80,526	34,035

Deposit accounts	89,451	58,278	21,027
All other liabilities	9,722	9,924	740
Stockholders’ equity	13,296	12,324	12,268

Total liabilities and stockholders’ equity	$112,469	80,526	34,035

For the Year:
Total interest income	5,918	3,618	1,980
Total interest expense	2,623	1,717	752

Net interest income	3,295	1,901	1,228
Provision for loan losses	474	137	363

Net interest income after provision for loan losses	2,821	1,764	865
Noninterest income	229	125	52
Noninterest expenses	(1,976)	(1,750)	(1,829)

Earnings (loss) before income taxes (benefit)	1,074	139	(912)
Income taxes (benefit)	420	53	(343)

Net earnings (loss)	$654	86	(569)

Basic and diluted earnings (loss) per share	$.50	.07	(.43)

Ratios and Other Data:
Return on average assets	0.66%	0.17%	(2.13)%
Return on average equity	4.95%	0.70%	(4.51)%
Average equity to average assets	13.24%	23.89%	47.24%
Interest-rate spread during the period	3.06%	2.48%	2.14%
Net yield on average interest-earning assets	3.63%	3.88%	4.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.20	1.40	1.93
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of year	—	—	—
Allowance for loan losses as a percentage of total loans at end of year	1.25%	1.14%	1.47%
Total number of banking offices	1	1	1
Total shares outstanding at end of year	1,320,700	1,320,700	1,320,700
Book value per share at end of year	$10.07	9.33	9.28

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2002 and 2001 and the Years Then Ended

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

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, we must use our best judgment to arrive at the carrying value of certain assets. The most critical accounting policy we apply relates to the valuation of the loan portfolio.

A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 3 to the financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

As a state-chartered commercial bank, we are required under Florida Law to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2002, we exceeded its regulatory liquidity requirements.

Our total assets at December 31, 2002 were $112.5 million compared to $80.5 million at December 31, 2001. Total net loans were $78.8 million at December 31, 2002 compared to $45.2 million at December 31, 2001. Deposits increased to $89.5 million at December 31, 2002 from $58.3 million at December 31, 2001. The Company’s primary source of cash during the year ended December 31, 2002 was from net deposit inflows of $31.2 million, sales and calls of securities available for sale of $21.9 million and Federal Home Loan Bank advances of $1.2 million. Cash was used primarily to originate loans and purchase securities. Cash was used to increase loans by $34.2 million and the purchase securities for $27.1 million. At December 31, 2002, we had outstanding commitments to originate loans totaling $9.5 million and commitments to borrowers for available lines of credit totaling $13.1 million and had time deposits of $26.3 maturing in the next twelve months. We expect to fund its commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

Regulation and Legislation

As a state-chartered commercial bank, we are subject to extensive regulation by the Florida Department of Banking and Finance (“Florida DBF”) and the Federal Deposit Insurance Corporation (“FDIC”). We file reports with the Florida DBF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DBF and the FDIC to monitor our compliance with the various regulatory requirements. We are also subject to regulation and examination by the Federal Reserve Board of Governors.

Credit Risk

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2002 and 2001, we had no nonperforming assets or loans delinquent ninety days or more, and have no charge-off experience.

We evaluate the allowance for loan losses on a regular basis. It is based upon our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. We base the allowance for loan losses on a grading system on a loan by loan basis and do not allocate to allowance by loan type.

Loan Portfolio Composition

Commercial real estate loans and land loans comprise the largest group of loans in our portfolio amounting to $63.4 million, or 79.14% of the total loan portfolio as of December 31, 2002. Commercial real estate loans consist of $34.2 million of loans secured by other nonresidential property, $27.0 million of loans secured by undeveloped land and $2.2 million in multi-family.

Commercial loans comprise the second largest group of loans in the loan portfolio, amounting to $14.6 million or 18.20% of the total loan portfolio as of December 31, 2002.

The following table sets forth the composition of the loan portfolio:

	At December 31,

	2002		2001

		% of		% of
	Amount	Total	Amount	Total

	(in thousands)
Commercial real estate	$63,377	79.14%	33,189	72.35%
Commercial	14,575	18.20	10,087	21.98
Consumer	2,132	2.66	2,600	5.67

Total loans	80,084	100.00%	45,876	100.00%

Less:
Deferred fees net	(278)		(171)
Allowance for loan losses	(998)		(524)

Loans, net	$78,808		$45,181

Securities

The securities portfolio is comprised primarily of U.S. Government agency securities and mortgage-backed securities. According to Financial Accounting Standards No. 115, the securities portfolio is categorized as either “held to maturity”, “available for sale” or “trading.” Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income as a part of stockholders equity, net of income taxes and were comprised of U.S. Government agency securities and mortgage-backed securities at December 31, 2002. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 2002, we had no securities categorized as held to maturity or trading.

The following table sets forth the amortized cost and fair value of the securities portfolio:

	At December 31,

	2002		2001

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Securities available for sale:
U.S. Government agency securities	$15,072	15,471	17,457	17,568
Mortgage-backed securities	8,906	9,087	2,891	2,852

	$23,978	24,558	20,348	20,420

The following table sets forth, by maturity distribution, certain information pertaining to the securities available for sale portfolio as follows (dollars in thousands):

			After One Year		After Five Years
	Less Than One Year		to Five Years		to Ten Years		After Ten Years		Total

	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

December 31, 2002:
U.S. Government agency securities	$253	5.77%	$12,645	4.36%	$527	5.50%	$2,046	5.25%	$15,471	4.55%
Mortgage-backed securities	—	—	—	—	—	—	—	—	9,087	5.36

Total	$253	5.77%	$12,645	4.36%	$527	5.50%	$2,046	5.25%	$24,558	4.85%

December 31, 2001:
U.S. Government agency securities	$—	—%	$7,078	5.41%	$10,490	5.44%	$—	—%	$17,568	5.43%
Mortgage-backed securities	—	—	—	—	—	—	—	—	2,852	5.68

Total	$—	—%	$7,078	5.41%	$10,490	5.44%	$—	—%	$20,420	5.46%

Regulatory Capital Requirements

Under FDIC regulations, we are required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders’ equity.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of December 31, 2002, that we meet all capital adequacy requirements to which we are subject.

					To Be Well
					Capitalized
			Minimum		for Purposes
			For Capital		of Prompt and
	Actual		Adequacy Purposes		Corrective Action

	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
As of December 31, 2002:
Total capital to Risk-Weighted assets	$10,378	11.82%	$7,022	8.00%	$8,778	10.00%
Tier I Capital to Risk-Weighted Assets	9,392	10.70	3,511	4.00	5,267	6.00
Tier I Capital to Total Assets	9,392	8.69	4,322	4.00	5,403	5.00
As of December 31, 2001:
Total capital to Risk-Weighted assets	7,673	13.98	4,391	8.00	5,490	10.00
Tier I Capital to Risk-Weighted Assets	7,149	13.02	2,196	4.00	3,294	6.00
Tier I Capital to Total Assets	7,149	8.99	3,181	4.00	3,976	5.00

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest rate swaps. Our market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 8 of Notes to Consolidated Financial Statements.

Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on its asset-liability structure to control interest-rate risk. See the section below titled Asset-Liability Structure. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

We use modeling techniques to simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

Asset — Liability Structure

As part of its asset and liability we emphasize establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing our earnings. We believe these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

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

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, we monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term securities).

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2002 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

		More
		Than	More		More
		Three	Than One	More	Than Five
		Months	Year	Than Three	Years to	Over
	Three	to One	to Three	Years to	Fifteen	Fifteen
	Months	Year	Years	Five Years	Years	Years	Total

Mortgage and commercial loans (1):
Variable rate	$19,332	14,140	—	2,018	1,452	—	36,942
Fixed rate	1,537	4,860	10,940	13,032	10,673	2,100	43,142

Total loans	20,869	19,000	10,940	15,050	12,125	2,100	80,084
Federal funds sold	1,779	—	—	—	—	—	1,779
Securities (2)	507	253	1,055	13,784	8,959	—	24,558

Total rate-sensitive assets	23,155	19,253	11,995	28,834	21,084	2,100	106,421

Deposit accounts:
Money-market deposits (3)	19,060	—	—	—	—	—	19,060
Savings and NOW deposits (3)	2,915	—	—	—	—	—	2,915
Certificates of deposit (3)	12,535	13,727	15,237	6,922	6,408	—	54,829
Federal Home Loan Bank advances (4)	4,000	2,000	—	—	—	—	6,000
Other borrowings (4)	2,940	—	—	—	—	—	2,940

Total rate-sensitive liabilities	41,450	15,727	15,237	6,922	6,408	—	85,744

GAP repricing differences	$(18,295)	3,526	(3,242)	21,912	14,676	2,100	20,677

Cumulative GAP	(18,295)	(14,769)	(18,011)	3,901	18,577	20,677

Cumulative GAP/total assets	(16.27)%	(13.13)%	(16.01)%	3.47%	16.52%	18.38%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the maturity dates.

(3)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

(4)	Federal Home Loan Bank advances and other borrowings are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2002 (in thousands):

	Commercial
	Real
Years Ending	Estate	Commercial	Consumer
December 31,	Loans	Loans	Loans	Total

2003	$13,157	9,236	942	23,335
2004	13,227	1,679	117	15,023
2005	5,568	671	317	6,556
2006-2007	14,374	1,601	756	16,731
2008-2012	10,772	1,388	—	12,160
2013 and beyond	6,279	—	—	6,279

Total	$63,377	14,575	2,132	80,084

Of the $56.7 million of loans due after 2003, 66.3% of such loans have fixed-interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

Origination, Sale and Repayment of Loans. We generally originate loans in its primary geographical lending area in West Central Florida. The following table sets forth total loans originated, repaid and sold:

	Year Ended December 31,

	2002	2001

	(In thousands)
Originations:
Commercial real estate loans	$69,582	31,003
Commercial loans	4,295	10,448
Consumer loans	1,190	1,252

Total loans originated	75,067	42,703
Less unfunded	(11,850)	(7,932)

	63,217	34,771
Less:
Principal reductions	(4,932)	(3,520)
Loans sold	(24,077)	(11,681)

Increase in total loans	$34,208	19,570

Deposits and Other Sources of Funds

General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money-market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Deposits. Deposits are attracted principally from our primary geographic market area in Hillsborough County, Florida. We offer a variety of deposit instruments including demand deposit accounts, NOW accounts, money- market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. We set the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Our courier service serves our business customers in the Tampa Bay area.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,

	2002		2001

		% of		% of
	Amount	Deposits	Amount	Deposits

Noninterest-bearing deposits	$12,647	14.14%	5,752	9.87%
Savings and NOW deposits	2,915	3.26	2,801	4.81
Money-market deposits	19,060	21.30	13,546	23.24

Subtotal	34,622	38.70	22,099	37.92

Certificate of deposits:
2.00% - 2.99%	10,484	11.72	134	0.23
3.00% - 3.99%	15,659	17.51	6,418	11.01
4.00% - 4.99%	17,383	19.43	10,663	18.30
5.00% - 5.99%	8,799	9.84	13,628	23.38
6.00% - 6.99%	2,290	2.56	5,123	8.79
7.00% - 7.99%	214	0.24	213	0.37

Total certificates of deposit	54,829	61.30	36,179	62.08

Total deposits	$89,451	100.00%	$58,278	100.00%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

	At December 31,

	2002	2001

Due within one year	$9,274	9,701
Due one year to five years	8,527	4,531

Total	$17,801	14,232

Results of Operations

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; (v) net interest margin.

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

Interest-earning assets:
Loans	$62,272	4,685	7.52%	$34,017	2,930	8.61%
Securities	22,520	1,118	4.96	7,844	465	5.93
Other interest-earning assets (1)	5,880	115	1.96	7,117	223	3.13

Total interest-earning assets	90,672	5,918	6.53	48,978	3,618	7.39

Noninterest-earning assets	9,031			2,470

Total assets	$99,703			$51,448

Interest-bearing liabilities:
Savings, money market and NOW deposits	17,590	320	1.82	9,129	275	3.01
Certificates of deposit	49,444	2,119	4.29	24,381	1,404	5.76
Other borrowings (2)	8,473	184	2.17	1,458	38	2.61

Total interest-bearing liabilities	75,507	2,623	3.47	34,968	1,717	4.91

Noninterest-bearing liabilities	10,996			4,190
Stockholders’ equity	13,200			12,290

Total liabilities and stockholders’ equity	$99,703			$51,448

Net interest/dividend income		$3,295			$1,901

Interest-rate spread (3)			3.06%			2.48%

Net interest margin (4)			3.63%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.40

(1)	Includes interest-bearing deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Other borrowings includes the Federal Home Loan Bank advance and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is net interest income dividend by average interest-earning assets.

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

	Increase (Decrease) Due to

			Rate/
Year Ended December 31, 2002 vs. 2001:	Rate	Volume	Volume	Total

	(In thousands)
Interest-earning assets:
Loans	$(371)	2,434	(308)	1,755
Securities	(76)	870	(141)	653
Other interest-earning assets	(84)	(39)	15	(108)

Total	(531)	3,265	(434)	2,300

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	(109)	255	(101)	45
Time deposits	(359)	1,443	(369)	715
Other borrowings	18	87	41	146

Total	(450)	1,785	(429)	906

Net change in net interest income	$(81)	1,480	(5)	1,394

Comparison of the Year Ended December 31, 2002 and 2001

General. Net earnings for the year ended December 31, 2002 were $654,000 or $.50 per basic and diluted share compared to net earnings of $86,000 or $.07 per basic and diluted share for 2001. The improved results was primarily due to an increase in net interest income resulting from growth in our interest-earning assets.

Interest Income. Interest income increased to $5.9 million for the year ended December 31, 2002 from $3.6 million for the year ended December 31, 2001. Interest on loans increased to $4.7 million due to an increase in the average loan portfolio balance in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2002. Interest on securities increased to $1.1 million for the year ended December 31, 2002 from $465,000 in 2001 primarily due to an increase in average securities portfolio which was only partially offset by a decrease in the weighted-average yield earned. Interest on other interest-earning assets decreased from $223,000 for the year ended December 31, 2001 to $115,000 for the year ended December 31, 2002 due to a decrease in the weighted-average yield earned in 2002 and a decrease in the average balance.

Interest Expense. Interest expense on deposits increased to $2.4 million for the year ended December 31, 2002 from $1.7 million in 2001. The increase is due to an increase in the average deposits in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $474,000 for the year ended December 31, 2002 compared to $137,000 for the same period in 2001. The increase resulted from growth in our loan portfolio. The allowance for loan losses is $998,000 at December 31, 2002. While management believes its allowance for loan losses is adequate as of December 31, 2002, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $229,000 for the year ended December 31, 2002 from $125,000 for the year ended December 31, 2001. The increase was due to an increase in service charges and fees in 2002 due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $2.0 million for the year ended December 31, 2002 from $1.8 million for 2001. The increase was primarily due to an increase in compensation and benefits and other expenses due to our overall growth.

Income Taxes. The income taxes for the year ended December 31, 2002 were $420,000 (an effective rate of 39.1%) compared to $53,000 in 2001 (an effective rate of 38.4%).

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$1,695	1,568	1,406	1,249	1,042	962	854	760
Interest expense	709	677	622	615	514	450	414	339
Net interest income	986	891	784	634	528	512	440	421
Provision for loan losses	97	146	108	123	33	33	25	46
Earnings before income taxes	426	327	222	99	97	62	19	(39)
Net earnings (loss)	252	202	140	60	60	40	11	(25)
Basic earnings (loss) per common share	.19	.15	.11	.05	.05	.03	.01	(.02)
Diluted earnings (loss) per common share	.19	.15	.11	.05	.05	.03	.01	(.02)
Cash dividends declared per common share	—	—	—	—	—	—	—	—

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY
Tampa, Florida

Audited Consolidated Financial Statements

December 31, 2002 and 2001 and the Years Then Ended

(Together with Independent Auditors’ Report)

Item  7.    Financial Statements and Supplemental Data

FLORIDA BUSINESS BANCGROUP, INC.

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

Independent Auditors’ Report

Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

     We have audited the accompanying consolidated balance sheets of Florida Business BancGroup, Inc. (the “Company”) at December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles in the United States of America.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
January 10, 2003

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At December 31,

	2002	2001

Assets
Cash and due from banks	$4,277	3,401
Federal funds sold and securities sold under agreements to repurchase	1,779	8,079
Interest-bearing deposits in banks	—	999

Total cash and cash equivalents	6,056	12,479
Securities available for sale	24,558	20,420
Loans, net of allowance for loan losses of $998 in 2002 and $524 in 2001	78,808	45,181
Federal Home Loan Bank stock	300	240
Premises and equipment, net	1,100	426
Deferred tax asset	—	493
Accrued interest receivable	515	360
Other assets	1,132	927

Total assets	$112,469	80,526

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	12,647	5,752
Savings and NOW deposits	2,915	2,801
Money-market deposits	19,060	13,546
Time deposits	54,829	36,179

Total deposits	89,451	58,278
Federal Home Loan Bank advances	6,000	4,800
Other borrowing	2,940	4,750
Official checks	484	216
Deferred tax liability	62	—
Other liabilities	236	158

Total liabilities	99,173	68,202

Commitments (Notes 4 and 8)
Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 1,320,700 shares issued and outstanding	13	13
Additional paid-in capital	13,131	13,131
Accumulated deficit	(210)	(864)
Accumulated other comprehensive income	362	44

Total stockholders’ equity	13,296	12,324

Total liabilities and stockholders’ equity	$112,469	80,526

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings
($ in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001

Interest income:
Loans	$4,685	2,930
Securities	1,118	465
Other interest-earning assets	115	223

Total interest income	5,918	3,618

Interest expense:
Deposits	2,439	1,679
Other borrowings	184	38

Total interest expense	2,623	1,717

Net interest income	3,295	1,901
Provision for loan losses	474	137

Net interest income after provision for loan losses	2,821	1,764

Noninterest income:
Service charges and fees	174	100
Gain on sale of securities available for sale	11	16
Other	44	9

Total noninterest income	229	125

Noninterest expense:
Compensation and benefits	850	741
Occupancy and equipment	409	417
Data processing	189	195
Courier expense	104	80
Professional fees	75	75
Advertising	50	32
Other	299	210

Total noninterest expense	1,976	1,750

Earnings before income taxes	1,074	139
Income taxes	420	53

Net earnings	$654	86

Earnings per share, basic and diluted	$.50	.07

Weighted-average number of common shares outstanding	1,320,700	1,320,700

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
($ in thousands)

					Accumulated
					Other
	Common Stock		Additional		Compre-	Total
			Paid-In	Accumulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2000	1,320,700	$13	13,131	(950)	74	12,268

Comprehensive income:
Net earnings	—	—	—	86	—	86
Net change in unrealized gain on securities available for sale, net of tax of $17	—	—	—	—	(30)	(30)

Comprehensive income	—	—	—	—	—	56

Balance at December 31, 2001	1,320,700	13	13,131	(864)	44	12,324

Comprehensive income:
Net earnings	—	—	—	654	—	654
Net change in unrealized gain on securities available for sale, net of tax of $190	—	—	—	—	318	318

Comprehensive income	—	—	—	—	—	972

Balance at December 31, 2002	1,320,700	$13	13,131	(210)	362	13,296

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
($ in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$654	86
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	414	168
Provision for loan losses	474	137
Deferred income taxes	365	53
Amortization of loan fees, premiums and discounts	107	28
Increase in accrued interest receivable and other assets	(360)	(908)
Increase (decrease) in other liabilities	78	(12)
Increase (decrease) in official checks	268	(354)
Gain on sale of securities available for sale	(11)	(16)

Net cash provided by (used in) operating activities	1,989	(818)

Cash flows from investing activities:
Net purchase of securities available for sale	(27,088)	(17,706)
Proceeds from sales and calls of securities available for sale	21,925	1,911
Principal pay-downs on securities available for sale	1,544	501
Net increase in loans	(34,208)	(19,570)
Net purchase of premises and equipment	(1,088)	(13)
Purchase of Federal Home Loan Bank stock	(60)	(215)

Net cash used in investing activities	(38,975)	(35,092)

Cash flows from financing activities:
Net increase in deposits	31,173	37,251
Net increase in Federal Home Loan Bank advances	1,200	4,800
Net (decrease) increase in other borrowings	(1,810)	4,750

Net cash provided by financing activities	30,563	46,801

Net increase (decrease) increase in cash and cash equivalents	(6,423)	10,891
Cash and cash equivalents at beginning of year	12,479	1,588

Cash and cash equivalents at end of year	$6,056	12,479

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,577	1,662

Income taxes	$—	—

Noncash item-
Net change in unrealized gain on securities available for sale, net of tax	$318	(30)

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001 and the Years then Ended

(1)   Summary of Significant Accounting Policies

General. Florida Business BancGroup, Inc. a Florida corporation (the “Holding Company”) owns 100% of the outstanding shares of Bay Cities Bank (the “Bank”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a Florida-chartered commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals primarily in Hillsborough County, Florida.

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

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities sold under agreements to repurchase and interest-bearing deposits in banks, all of which mature within ninety days.

The Company’s banking subsidiary (or the Bank) is required by law or regulation to maintain cash reserves. The reserve balances at December 31, 2002 and 2001 were approximately $152,000 and $88,000, respectively.

Loans. Loans management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees are deferred and certain direct origination costs are capitalized; both recognized as an adjustment of the yield of the related loan.

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

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, Continued

Loans, Continued. All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Premises and Equipment. Land is stated at cost. Leasehold improvements, software, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each type of asset.

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

Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of unfunded loan commitments, available lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Other Borrowings. The carrying amount of other borrowings, which consist of securities sold under agreement to repurchase approximates fair value.

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

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure) (collectively “FASB No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under APB 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB 25 and, as a result, has provided proforma disclosures of net earnings, earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. In applying the treasury stock method, book value per share was used in place of market value per share because there is no active market for the Company’s common stock. The effect of outstanding warrants and stock options on earnings per share was not dilutive.

Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net earnings, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows (in thousands):

	Years Ended December 31,

	2002	2001

Holding gains (losses) on available-for-sale securities	$519	(31)
Gains realized in earnings	(11)	(16)

Net unrealized gains (losses)	508	(47)
Tax effect	(190)	17

Net-of-tax amount	$318	(30)

Reclassifications. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Recent Pronouncements. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair values at December 31, 2002 are as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2002:
U.S. Government agencies	$15,072	399	—	15,471
Mortgage-backed securities	8,906	181	—	9,087

Total	$23,978	580	—	24,558

At December 31, 2001:
U.S. Government agencies	17,457	179	(68)	17,568
Mortgage-backed securities	2,891	21	(60)	2,852

Total	$20,348	200	(128)	20,420

     Securities sales were as follows (in thousands):

	2002	2001

Gross proceeds	$917	761

Gross gains	11	16
Gross losses	—	—

Net gains	$11	16

     The scheduled maturities of securities at December 31, 2002 are as follows (in thousands):

	Available for Sale

	Amortized	Fair
	Cost	Value

Due within one year	$249	253
Due after one through five years	12,297	12,645
Due after five years through ten years	500	527
Due after ten years	2,026	2,046
Mortgage-backed securities	8,906	9,087

Total	$23,978	24,558

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)   Loans

        The components of loans are as follows (in thousands):

	At December 31,

	2002	2001

Commercial real estate	$63,377	33,189
Commercial	14,575	10,087
Consumer	2,132	2,600

Total loans	80,084	45,876
Less:
Net deferred loan fees	(278)	(171)
Allowance for loan losses	(998)	(524)

Loans, net	$78,808	45,181

        An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,

	2002	2001

Beginning balance	$524	387
Provision for loan losses	474	137

Ending balance	$998	524

        The Company had no impaired loans in 2002 or 2001. The Company had no nonaccrual loans in 2002 and 2001.

(4)   Premises and Equipment

        A summary of premises and equipment follows (in thousands):

	At December 31,

	2002	2001

Land	$525	—
Building process	225	—
Leasehold improvements	125	125
Software	297	293
Furniture, fixtures and equipment	434	373

Total, at cost	1,606	791
Less accumulated depreciation and amortization	(506)	(365)

Premises and equipment, net	$1,100	426

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)   Premises and Equipment, Continued

The Company leases its office facility under an operating lease agreement with a term of five years. The lease requires the Company to pay certain insurance, maintenance and real estate taxes also and contains renewal options. Rental payments are subject to an annual adjustment set forth in the lease agreement. Rent expense was approximately $221,000 and $200,000 for the years ended December 31, 2002 and 2001, respectively. Future minimum rental commitments under this noncancelable lease are approximately as follows (in thousands):

Minimum
Year Ending	Annual
December 31,	Rental

2003	$194
2004	164

$358

(5)   Deposits

        Time deposits included the following amounts (in thousands):

	At December 31,

	2002	2001

Certificates of Deposit $100,000 and over	$17,801	14,232
Certificates of Deposit under $100,000	33,610	21,947
Brokered Certificates of deposits	3,418	—

	$54,829	36,179

       A schedule of maturities of time deposits at December 31, 2002 follows (in thousands):

Year Ending
December 31,	Amount

2003	$26,262
2004	15,237
2005	4,750
2006	2,172
2007	6,408

$54,829

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6)   Federal Home Loan Bank Advances

The Federal Home Loan Bank of Atlanta (“FHLB”) advances are collateralized by securities available for sale with a carrying value of approximately $4,526,000 and a blanket floating lien on loans secured by commercial real estate at December 31, 2002 and at December 31, 2001 by eleven securities available for sale with a carry value of approximately $5,197,000. The details are as follows ($ in thousands):

		December 31,
Maturing in the	Weighted-Average
Year Ending	Interest Rate	2002	2001

2002	2.63%	$—	4,800
2003	2.17%	6,000	—

		$6,000	4,800

(7)   Other Borrowing

        The other borrowing is as follows ($in thousands):

	At December 31,

	2002	2001

Securities sold under an agreement to repurchase agreement	$2,940	4,750

The security sold under the repurchase agreement was delivered to the broker-dealers who arranged the transaction. The agreement at December 31, 2001 matures within three months. Information concerning the security sold under an agreement to repurchase is summarized as follows ($ in thousands):

	Year Ended December 31,

	2002	2001

Average balance during the year	$3,678	182
Average interest rate during the year	2.04%	2.35%
Maximum month-end balance during the year	$4,824	4,750

At December 31, 2002 and 2001, the Company had variable-rate lines of credit from other financial institutions, excluding the Federal Home Loan Bank of Atlanta, totaling approximately $4.8 and $3.8 million in 2002 and 2001, respectively. At December 31, 2002 and 2001, there were no borrowings against these lines.

(8)   Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unfunded loan commitments, available lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

The estimated fair values of the Company’s financial instruments at December 31, were as follows (in thousands):

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$6,056	6,056	12,479	12,479
Securities available for sale	24,558	24,558	20,420	20,420
Loans	78,808	80,554	45,181	45,237
Federal Home Loan Bank stock	300	300	240	240
Accrued interest receivable	515	515	360	360
Financial liabilities:
Deposit liabilities	89,451	92,270	58,278	59,817
Federal Home Loan Bank advances	6,000	6,026	4,800	4,713
Other borrowings	2,940	2,940	4,750	4,750

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk follows at December 31, 2002 (in thousands):

			Estimated
	Contract	Carrying	Fair
	Amount	Amount	Value

Unused lines of credit	$13,055	—	—

Commitments to extend credit	$9,468	—	—

Standby letters of credit	$165	—	—

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)   Stock Option Plan

Certain key employees, directors and ex-employees of the Company have options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, the total number of shares which may be issued shall not exceed 204,000. At December 31, 2002, 26,400 remain available for grant. Some options are fully vested when granted while others generally vest over five years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of	Range of Per Share Option	Weighted Average Per Share	Aggregate Option
	Shares	Price	Price	Price

Outstanding at December 31, 2000	146,000	$10	10	1,460
Options granted	22,000	10	10	220
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Outstanding at December 31, 2001	168,000	10	10	1,680
Options granted	9,900	10	10	99
Options forfeited	(300)	(10)	(10)	(3)

Outstanding at December 31, 2002	177,600	$10	10	1,776

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2002 and 2001 was ninety months and one hundred and one months, respectively.

These options are exercisable as follows ($ in thousands, except per share amounts):

Year Ending	Number of Shares	Weighted-Average Exercise Price

Currently exercisable	143,219	$10
2003	12,525	10
2004	12,525	10
2005	6,900	10
2006	2,431	10

	177,600	$10

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)   Stock Option Plan, Continued

The Company accounts their stock option plans under the recognition and measurement principles of APB No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation.

	Year Ended
	December 31,

	2002	2001

Net earnings, as reported	$654	86
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	59	71

Proforma net earnings	$595	15

	Year Ended
	December 31,

	2002	2001

Basic earnings per share:
As reported	$.50	.07

Proforma	$.45	.01

Diluted earnings per share:
As reported	$.50	.07

Proforma	$.45	.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (in thousands, except per share amounts):

	Year Ended
	December 31,

	2002	2001

Risk-free interest rate	5.68%	4.50%
Dividend yield	—%	—%
Expected volatility	—%	—%
Expected life in years	10	10
Per share fair value of options at grant date	$4.16	3.50

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10)   Earnings Per Share (“EPS”)

The effect of outstanding warrants and stock options, was not dilutive on EPS. Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average book value are as follows:

	Number of	Price	Year	Year
	Shares	Range	Issued	Expires

Year Ended December 31:
2001	177,600	$10.00	2000-2002	2010-2012
2001	168,000	10.00	2000-2001	2010-2011

(11)   Credit Risk

The Company grants the majority of its loans through out Hillsborough County, Florida. A significant portion of its borrowers ability to honor their contracts is dependent upon the economy of Hillsborough County, Florida.

(12)   Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Year Ended December 31,

	2002	2001

Current:
Federal	$47	—
State	8	—

Total current	55	—

Deferred:
Federal	312	45
State	53	8

Total deferred	365	53

Total income taxes	$420	53

The income taxes is different than that computed by applying the Federal statutory rate as indicated in the following analysis (in thousands):

	2002		2001

		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings

Income taxes at statutory Federal income tax rate	$365	34.0%	$47	34.0%
Increase resulting from:
State taxes, net of federal tax benefit	39	3.6	5	3.6
Other	16	1.5	1	.8

Income taxes	$420	39.1%	$53	38.4%

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)   Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,

	2002	2001

Deferred tax assets:
Allowance for loan losses	$247	69
Organization and start-up costs	87	134
Deferred compensation	10	—
Net operating loss carryforwards	—	401
Other	—	24

Deferred tax assets	344	628

Deferred tax liabilities:
Unrealized gain on securities available for sale	218	28
Accrual to cash conversion	155	85
Accumulated depreciation	33	22

Deferred tax liabilities	406	135

Net deferred tax (liability) asset	$(62)	493

(13)   Warrants

The Company adopted a warrant plan providing for warrants to be issued in conjunction with the sale of the Company’s common stock. One warrant and one share of common stock were sold as a unit in the Company’s public offering. At December 31, 2002 and 2001, 1,320,700 warrants were outstanding. Each warrant entitles the holder to purchase one share of common stock for $10 until February 2004, however, the Company has the option to accelerate the warrant exercise period.

(14)   Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates. These loans are summarized as follows (in thousands):

	Year Ended
	December 31,

	2002	2001

Beginning balance	$2,259	2,377
Additions	4,372	999
Repayments	(1,429)	(1,117)

Ending balance	$5,202	2,259

Deposits from related parties held by the Company at December 31, 2002 and 2001 amounted to approximately $8,032,000 and $ 4,261,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

					Minimum
					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

As of December 31, 2002:
Total capital to Risk-Weighted assets	$10,378	11.82%	$7,022	8.00%	$8,778	10.00%
Tier I Capital to Risk-Weighted Assets	9,392	10.70	3,511	4.00	5,267	6.00
Tier I Capital to Total Assets	9,392	8.69	4,322	4.00	5,403	5.00
As of December 31, 2001:
Total capital to Risk-Weighted assets	7,673	13.98	4,391	8.00	5,490	10.00
Tier I Capital to Risk-Weighted Assets	7,149	13.02	2,196	4.00	3,294	6.00
Tier I Capital to Total Assets	7,149	8.99	3,181	4.00	3,976	5.00

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)   Parent Company Only Financial Information

     The Holding Company’s unconsolidated financial information follows:

Condensed Balance Sheets
(In thousands)

	At December 31,

	2002	2001

Assets
Cash	$2,265	4,517
Investment in subsidiary	9,753	7,785
Loans, net of allowance for loan losses of $13	1,129	—
Other assets	252	121

Total assets	$13,399	12,423

Liabilities and Stockholders’ Equity
Liabilities	103	99
Stockholders’ equity	13,296	12,324

Total liabilities and stockholders’ equity	$13,399	12,423

Condensed Statements of Earnings
(In thousands)

	Year Ended
	December 31,

	2002	2001

Revenues	$38	21
Expenses	(32)	(11)
Income taxes	(2)	(4)

Income before earnings of subsidiary	4	6
Net earnings of subsidiary	650	80

Net earnings	$654	86

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16) Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$654	86
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision for loan losses	13	—
Equity in undistributed earnings of subsidiary	(650)	(80)
Net increase in other assets	(131)	(21)
Increase in liabilities	4	4

Net cash used in operating activities	(110)	(11)

Cash flows from investing activities:
Net increase in loans	(1,142)	—
Investment in subsidiary	(1,000)	—

Net cash used in investing activities	(2,142)	—

Net decrease in cash and cash equivalents	(2,252)	(11)
Cash and cash equivalents at beginning of the year	4,517	4,528

Cash and cash equivalents at end of year	$2,265	4,517

Non cash item-
Net change in unrealized gain on securities available for sale, net of tax	$318	(30)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither FBBI nor the Bank had any disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company hereby incorporates by reference the sections entitled “General Information,” “Election of Class III Directors” and “Board of Directors contained in pages 1 through 7 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 13, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the sections entitled “Executive Compensation,” “Summary Compensation Table,” and “Option Grant Table” contained at pages 8 through 10 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 13, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the section entitled “General Information” on pages 1 through 4 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 13, 2003.

(b) Security Ownership of Management

The Company hereby incorporates by reference the section entitled “General Information” on pages 1 through 4 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 13, 2003.

(c) Changes in Control

As of December 31, 2002, the Company was not aware of any arrangements that may result in a change in control of the Company.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference the information contained in Part 2, Item 5 of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” on pages 10 through 11 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 13, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits marked by (a) were previously filed with FBBI’s Registration Statement on Form SB-2, filed with the SEC on September 30, 1998; the exhibit marked by (b) were previously filed with Amendment No. 3 to FBBI’s Registration Statement on Form SB-2, filed with the SEC on February 2, 1999; the exhibits marked by (c) were previously filed with FBBI’s Definitive Form 14-A, filed with the SEC on March 13, 2000; the exhibits marked by (d) were previously filed with FBBI’s Definitive Form 14-A, filed with the SEC on March 16, 2001; the exhibits marked by (e) were previously filed with FBBI’s March 31, 2002 Form 10-QSB, filed with the SEC on May 9, 2002; and the exhibits marked by (f) were previously filed as part of the Company’s June 30, 2002 10-QSB, filed with the SEC on August 8, 2002.

Exhibit No.	Description of Exhibit

(a) 3.1	Articles of Incorporation of the Company
(a) 3.2	By-laws of the Company
(a) 4.1	Specimen Common Stock Certificate
(d) 4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate
(a) 10.3	Servicing Agreement with M&I Data Services
(b) 10.4	Lease Agreement for Permanent Office
(c) 10.5	2000 Key Employee Stock Compensation Program
(c) 10.6	2000 Directors’ Stock Option Plan
(e) 10.7	Supplemental Executive Retirement Plan
(f) 10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant
(f) 10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren
(e) 10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant
(e) 10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant
(e) 10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren
(e) 10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren
(e) 10.14	Directors’ Written Consent to Action
(d) 99	Charter of the Audit Committee
99.1	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002
99.2	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company did not file a Form 8-K during the last quarter of 2002.

ITEM 14. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed with the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of FBBI concluded that FBBI’s disclosure controls and procedures were adequate for the above described purposed.

(b) Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Business BancGroup, Inc.

Dated: January 23, 2003	By:	/s/ A. Bronson Thayer A. Bronson Thayer Chairman of the Board and Chief Executive Officer

Dated: January 23, 2003	By:	/s/ Marti J. Warren Marti J. Warren Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/ Johnny R. Adcock Johnny R. Adcock, Director	January 23, 2003 Date

/s/ John C. Bierley John C. Bierley, Director	January 23, 2003 Date

/s/ Gregory W. Bryant Gregory W. Bryant, President and Director	January 23, 2003 Date

/s/ Frank G. Cisneros Frank G. Cisneros, Director	January 23, 2003 Date

Lawrence H. Dimmitt, III, Director	Date

/s/ Jeff Huenink Jeff Huenink, Director	January 23, 2003 Date

/s/ Robert A. Monroe Robert A. Monroe, Director	January 23, 2003 Date

/s/ Eric M. Newman Eric M. Newman, Director	January 23, 2003 Date

Eiji Sadato, Director	January 23, 2003 Date

/s/ A. Bronson Thayer A. Bronson Thayer, Chief Executive Officer and Chairman of the Board of Directors	January 23, 2003 Date

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350

I, A. Bronson Thayer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Florida Business BancGroup, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	By: /s/ A. Bronson Thayer A. Bronson Thayer Chairman of the Board and Chief Executive Officer and Chief Executive Officer

I, Marti J. Warren, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Florida Business BancGroup, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 23, 2003	By: /s/ Marti J. Warren Marti J. Warren Chief Financial Officer