Form 10QSB
period 2003-03-31
FLORIDA BUSINESS BANCGROUP INC
filed 2003-05-06
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐   Transition report under Section 13 or 15(d) of the Exchange Act

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

YES   ☒    NO   ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,320,700 shares

(class)	Outstanding at March 31, 2003

Transitional Small Business Format (Check One):     YES   ☐    NO   ☒

Indicate by check mark, whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     YES   ☐    NO   ☒

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheets - At March 31, 2003 (Unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Earnings (Unaudited) - Three Months ended March 31, 2003 and 2002	3
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) - Three Months ended March 31, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-9
Review By Independent Accountants	10
Independent Accountant’s Report	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15
Item 3. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18
CERTIFICATIONS	19-20

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share information)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$4,960	4,277
Federal funds sold and securities sold under agreements to resell	975	1,779

Total cash and cash equivalents	5,935	6,056
Securities available for sale	27,850	24,558
Loans, net of allowance for loan losses of $1,008 in 2003 and $998 in 2002	79,522	78,808
Federal Home Loan Bank stock	300	300
Premises and equipment, net	1,365	1,100
Accrued interest receivable	600	515
Other assets	1,194	1,132

Total assets	$116,766	112,469

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	7,984	12,647
Savings and NOW deposits	3,791	2,915
Money-market deposits	17,811	19,060
Time deposits	63,377	54,829

Total deposits	92,963	89,451
Federal Home Loan Bank advances	6,000	6,000
Other borrowing	2,963	2,940
Official checks	847	484
Deferred tax liability	45	62
Other liabilities	441	236

Total liabilities	103,259	99,173

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 1,320,700 shares issued and outstanding	13	13
Additional paid-in capital	13,131	13,131
Retained earnings (accumulated deficit)	64	(210)
Accumulated other comprehensive income	299	362

Total stockholders’ equity	13,507	13,296

Total liabilities and stockholders’ equity	$116,766	112,469

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

($ in thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Interest income:
Loans	$1,387	930
Securities	259	287
Other	19	32

Total interest income	1,665	1,249

Interest expense:
Deposits	669	568
Borrowings	40	47

Total interest expense	709	615

Net interest income	956	634
Provision for loan losses	10	123

Net interest income after provision for loan losses	946	511

Noninterest income:
Service charges and fees	65	30
Gain on sale of securities available for sale	—	11
Other	11	10

Total noninterest income	76	51

Total noninterest expenses:
Compensation and benefits	284	191
Occupancy and equipment	94	105
Data processing	48	50
Courier expense	27	26
Professional fees	28	17
Other expenses	102	74

Total noninterest expenses	583	463

Earnings before income taxes	439	99
Income taxes	165	39

Net earnings	$274	60

Basic and diluted earnings per share	$0.21	.05

Weighted-average number of common shares outstanding for basic	1,320,700	1,320,700

Weighted-average number of common shares outstanding for diluted	1,323,047	1,320,700

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

Three Months Ended March 31, 2002 and 2003

					Accumulated
				Retained	Other
	Common Stock		Additional	Earnings	Compre-	Total
			Paid-In	(Accumulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income	Equity

Balance at December 31, 2001	1,320,700	$13	13,131	(864)	44	12,324

Comprehensive income (loss):
Net earnings for the three months ended March 31, 2002 (unaudited)	—	—	—	60	—	60
Net change in unrealized gain on securities available for sale, net tax of $109 (unaudited)	—	—	—	—	(180)	(180)

Comprehensive income (loss) (unaudited)	—	—	—	—	—	(120)

Balance at March 31, 2002 (unaudited)	1,320,700	$13	13,131	(804)	(136)	12,204

Balance at December 31, 2002	1,320,700	$13	13,131	(210)	362	13,296

Comprehensive income:
Net earnings for the three months ended March 31, 2003 (unaudited)	—	—	—	274	—	274
Net change in unrealized gain on securities available for sale, net tax of $37 (unaudited)	—	—	—	—	(63)	(63)

Comprehensive income (unaudited)	—	—	—	—	—	211

Balance at March 31, 2003 (unaudited)	1,320,700	$13	13,131	64	299	13,507

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months
	Ended March 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$274	60
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	25	38
Provision for loan losses	10	123
Deferred income taxes	20	39
Amortization of loan fees, premiums and discounts	(8)	58
Gain on sale of securities available for sale	—	(11)
Increase in accrued interest receivable and other assets	(147)	(216)
Net increase (decrease) in official checks	363	(5)
Net increase in other liabilities	205	36

Net cash provided by operating activities	742	122

Cash flows from investing activities:
Purchase of securities available for sale	(5,121)	(5,478)
Proceeds from sales and calls of securities available for sale	737	5,917
Principal pay-downs on securities available for sale	992	253
Net increase in loans	(716)	(6,962)
Net purchase of premises and equipment	(290)	—

Net cash used in investing activities	(4,398)	(6,270)

Cash flows from financing activities:
Net increase in deposits	3,512	9,992
Net increase (decrease) in other borrowings	23	(4,750)
Net decrease in Federal Home Loan Bank advance	—	(800)

Net cash provided by financing activities	3,535	4,442

Net decrease in cash and cash equivalents	(121)	(1,706)
Cash and cash equivalents at beginning of period	6,056	12,479

Cash and cash equivalents at end of period	$5,935	10,773

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$699	606

Income taxes	$65	—

Noncash items:
Change in accumulated other comprehensive (loss) income, net of tax	$(63)	(180)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

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

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

(2) Loan Impairment and Losses

At March 31, 2003 and 2002 management had not identified any impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

	March 31,

	2003	2002

Balance at beginning of period	$998	524
Provision for loan losses	10	123

Balance at end of period	$1,008	647

At March 31, 2003 and 2002, there were no nonaccrual loans.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of the weighted-average number of shares for diluted EPS.

	Weighted-Average
	Shares at March 31,

	2003	2002

For Basic EPS	1,320,700	1,320,700
Effect of dilutive securities- Incremental shares from assumed conversion of options	2,347	—

For Diluted EPS	1,323,047	1,320,700

(4) Stock Option Plan

Certain key employees, directors and ex-employees of the Company have options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, the total number of shares which may be issued shall not exceed 204,000. At March 31, 2003, 23,400 remain available for grant. Some options are fully vested when granted while others generally vest over five years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

		Range
		of Per	Weighted
		Share	Average	Aggregate
	Number of	Option	Per Share	Option
	Shares	Price	Price	Price

Outstanding at December 31, 2002	177,600	$10	10	1,776
Options granted	3,000	10	10	30

Outstanding at March 31, 2003	180,600	$10	10	1,806

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) Stock Option Plan, Continued

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

	Three Months
	Ended March 31,

	2003	2002

Net earnings, as reported	$274	60
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(9)	(15)

Proforma net earnings	$265	45

	Three Months
	Ended March 31,

	2003	2002

Basic earnings per share:
As reported	$.21	.05

Proforma	$.20	.03

Diluted earnings per share:
As reported	$.21	.05

Proforma	$.20	.03

The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions (in thousands, except per share amounts):

	Three Months
	Ended March 31,

	2003	2002

Risk-free interest rate	4.69%	5.68%
Dividend yield	—%	—%
Expected volatility	—%	—%
Expected life in years	10	10
Per share fair value of options at grant date	$3.84	4.16

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Minimum		Capitalized Under
	For Capital		Prompt Corrective		To Be Well
	Actual		Adequacy Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

At March 31, 2003:
Total capital (to Risk-Weighted Assets)	$10,637	11.75%	$7,258	8.00%	$9,073	10.00%
Tier I Capital (to Risk-Weighted Assets)	9,662	10.65	3,629	4.00	5,444	6.00
Tier I Capital (to Average Assets)	9,662	8.46	4,569	4.00	5,711	5.00

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the financial data as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountant’s Report

The Board of Directors
Florida Business BancGroup, Inc.
Tampa, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 15, 2003

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of March 31, 2003 and December 31, 2002

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

Liquidity and Capital Resources

During the three months ended March 31, 2003, the Company’s primary sources of funds consisted of deposit inflows of $3.5 million and proceeds from principal pay-downs and calls of securities available for sale of $1.7 million. The Company used its capital resources principally to fund existing and continuing loan commitments and to purchase securities of $5.1 million.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2003, the Bank had liquidity of approximately $26.0 million, or approximately 27% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2003. See note 5 to the condensed consolidated financial statements.

The following ratios and rates are presented for the dates and periods indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2003	2002	2002

Average equity as a percentage of average assets	11.60%	13.24%	14.73%
Equity to total assets at end of period	11.57%	11.82%	14.38%
Return on average assets (1)	.95%	.66%	.29%
Return on average equity (1)	8.18%	4.95%	1.94%
Noninterest expenses to average assets (1)	2.02%	1.98%	2.20%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the three months ended March 31.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

A summary of the contract amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at March 31, 2003, follows (in thousands):

Contract
Amount

Commitments to extend credit	$6,643

Unused lines of credit and construction loans	$14,473

Standby letters of credit	$65

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all of its exiting commitments will be funded in 2003. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest rate environment.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

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

	Three Months Ended March 31,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	($in thousands)
Interest-earning assets:
Loans	$77,848	1,387	7.13%	$49,900	930	7.45%
Securities	25,542	259	4.06	21,045	287	5.45
Other interest-earning assets (1)	5,681	19	1.34	8,214	32	1.56

Total interest-earning assets	109,071	1,665	6.11	79,159	1,249	6.31

Noninterest-earning assets	6,470			4,991

Total assets	$115,541			$84,150

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	21,457	85	1.58	15,039	72	1.92
Time deposits	60,985	584	3.83	42,693	496	4.65
Borrowings (2)	8,969	40	1.78	8,144	47	2.31

Total interest-bearing liabilities	91,411	709	3.10	65,876	615	3.73

Noninterest-bearing liabilities	10,728			5,879
Stockholders’ equity	13,402			12,395

Total liabilities and stockholders’ equity	$115,541			$84,150

Net interest income		$956			$634

Interest-rate spread (3)			3.01%			2.58%

Net interest margin (4)			3.51%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.20

(1)	Includes Federal Home Loan Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.

(2)	Includes Federal Home Loan Bank advances and repurchase agreements.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002

General. Net earnings for the three months ended March 31, 2003 were $274,000 or $.21 per basic and diluted share compared to a net earnings of $60,000 or $.05 per basic and diluted share for the same period in 2002. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets.

Interest Income and Expense. Interest income increased to $1.7 million for the three-month period ended March 31, 2003 from $1.2 million for the three months ended March 31, 2002. Interest on loans increased to $1.4 million due to an increase in the average loan portfolio balance in 2003 to $77.8 million from $49.9 million in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2003 to 7.13% from 7.45% in 2002. Interest on securities decreased to $259,000 for the three-months ended March 31, 2003 compared to $287,000 in 2002 due to a increase in the average portfolio balance to $25.8 million from $21.0 million for 2002 which was offset by a decrease in the average yield earned in 2003 to 4.06% from 5.45% in 2002. Interest on other interest-earning assets decreased from $32,000 for the three-months ended March 31, 2002 to $19,000 for the three months ended March 31, 2003 due to a decrease in the average yield earned to 1.34% in 2003 from 1.56% in 2002 and a decrease in the average balance in 2003 to $5.7 million from $8.2 million in 2002.

Interest expense on deposits increased to $669,000 for the three-months ended March 31, 2003 from $568,000 in 2002. The increase is due to an increase in the average deposits in 2003 to $82.4 million from $57.7 million in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2003 to 3.25% from 3.94% in 2002.

Interest expense on borrowings decreased to $40,000 for the three-months ended March 31, 2003 from $47,000 in 2002. The decrease is due to a decrease in the weighted-average rate paid on other borrowings in 2003 to 1.78% from 2.31% in 2002 which was partially offset by an increase in the average other borrowings to $9 million in 2003 from $8.1 million in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $10,000 for the three-month period ended March 31, 2003 compared to $123,000 for the same period in 2002. The decrease is due to a smaller increase in the portfolio during the 2003 period compared to the 2002 period increase. The allowance for loan losses is $1,008,000 at March 31, 2003. While management believes that its allowance for loan losses is adequate as of March 31, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $76,000 in 2003 from $51,000 for the three- months ended March 31, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $583,000 for the three-months ended March 31, 2003 from $463,000 for the comparable period ended March 31, 2002. The increase was due to the continued growth of the Company.

Income Taxes. The income tax expense for the three-months ended March 31, 2003 was $165,000 (an effective rate of 38%) compared to an income tax expense of $39,000 in 2002 (an effective rate of 39%).

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of March 31, 2003.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2. The exhibits marked with five asterisks (*****) were previously filed as part of the Company’s Definitive Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000; exhibits marked with six asterisks (******) were previously filed as part of the Company’s Proxy Statement on Form 14-A, filed with the Securities and Exchange Commission on March 16, 2001; exhibits marked with seven asterisks (*******) were previously filed as part of the companies March 31, 2002 10-QSB, filed with the Securities and Exchange Commission on May 9, 2002; and exhibits marked with eight asterisks (********) were previously filed as part of the companies June 30, 2002 10-QSB, filed with the Securities and Exchange Commission on August 8, 2002.

Exhibit No.	Description of Exhibit

* 3.1	Articles of Incorporation of the Company
* 3.2	By-laws of the Company
* 4.1	Specimen Common Stock Certificate
****** 4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate
* 10.3	Servicing Agreement with M&I Data Services
**** 10.4	Lease Agreement for Permanent Office
***** 10.5	2000 Key Employee Stock Compensation Program
***** 10.6	2000 Directors’ Stock Option Plan
******* 10.7	Supplemental Executive Retirement Plan
********10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant
********10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren
******* 10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant
*******10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant
*******10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren
*******10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren
*******10.14	Directors’ Written Consent to Action
10.15	Employment Agreement with Gregory W. Bryant
10.16	Confidentiality Non-Compete and Non-Solicitation Agreement with Gregory W. Bryant
****** 99	Charter of the Audit Committee
99.1	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002
99.2	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. Registrant filed no Form 8-K during the three months ended March 31, 2003.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC. (Registrant)

Date:	May 6, 2003	By:	/s/ A. Bronson Thayer

A. Bronson Thayer, Chairman and Chief Executive Officer

Date:	May 6, 2003	By:	/s/ Marti J. Warren

Marti J. Warren, Principal Financial Officer

CERTIFICATIONS

I, A. Bronson Thayer, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Florida Business BancGroup, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 6, 2003	By:	/s/ A. Bronson Thayer

A. Bronson Thayer, Chairman and Chief Executive Officer

I, Marti J. Warren, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Florida Business BancGroup, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 6, 2003	By:	/s/ Marti J. Warren

Marti J. Warren, Principal Financial Officer