Form 10QSB
period 2003-06-30
FLORIDA BUSINESS BANCGROUP INC
filed 2003-08-12
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

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

YES ☒    NO ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,320,700 shares

(class)	Outstanding at July 8, 2003

Transitional Small Business Format (Check One):   YES  ☐    NO ☒

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share information)

	June 30,	December 31,

	2003	2002

	(Unaudited)
Assets

Cash and due from banks	$4,971	4,277
Federal funds sold	—	1,779

Total cash and cash equivalents	4,971	6,056

Securities available for sale	35,128	24,558
Loans, net of allowance for loan losses of $1,152 in 2003 and $998 in 2002	89,820	78,808
Federal Home Loan Bank stock	400	300
Premises and equipment, net	1,603	1,100
Accrued interest receivable	524	515
Other assets	1,313	1,132

Total assets	$133,759	112,469

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	11,376	12,647
Savings and NOW deposits	2,950	2,915
Money-market deposits	21,368	19,060
Time deposits	67,010	54,829

Total deposits	102,704	89,451

Federal Home Loan Bank advances	8,000	6,000
Other borrowing	8,500	2,940
Official checks	529	484
Deferred tax liability	2	62
Other liabilities	394	236

Total liabilities	120,129	99,173

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 1,320,700 shares issued and outstanding	13	13
Additional paid-in capital	13,131	13,131
Retained earnings (accumulated deficit)	223	(210)
Accumulated other comprehensive income	263	362

Total stockholders’ equity	13,630	13,296

Total liabilities and stockholders’ equity	$133,759	112,469

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

($ in thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income:
Loans	$1,517	1,080	2,904	2,010
Securities	250	304	509	591
Other	15	22	34	54

Total interest income	1,782	1,406	3,447	2,655

Interest expense:
Deposits	687	579	1,356	1,147
Borrowings	55	43	95	90

Total interest expense	742	622	1,451	1,237

Net interest income	1,040	784	1,996	1,418

Provision for loan losses	144	108	154	231

Net interest income after provision for loan losses	896	676	1,842	1,187

Noninterest income:
Service charges and fees	55	36	120	66
Gain on sale of securities available for sale	—	—	—	11
Other income	13	11	24	21

Total noninterest income	68	47	144	98

Noninterest expenses:
Salaries and employee benefits	334	218	618	409
Occupancy	122	106	216	211
Data processing	58	48	106	98
Professional fees	27	20	55	37
Courier expenses	28	26	55	52
Other expenses	141	83	243	157

Total noninterest expenses	710	501	1,293	964

Earnings before income taxes	254	222	693	321

Income taxes	95	82	260	121

Net earnings	$159	140	433	200

Basic and diluted earnings per share	$.12	.11	.33	.15

Dividends per share	—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

Six Months Ended June 30, 2002 and 2003

					Accumulated
				Retained	Other
	Common Stock		Additional	Earnings	Compre-	Total
			Paid-In	(Accumulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit )	Income	Equity

Balance at December 31, 2001	1,320,700	$13	13,131	(864)	44	12,324

Comprehensive income:

Net earnings for the six months ended June 30, 2002 (unaudited)	—	—	—	200	—	200

Net change in unrealized gain on securities available for sale, net tax of $54 (unaudited)	—	—	—	—	91	91

Comprehensive income (unaudited)	—	—	—	—	—	291

Balance at June 30, 2002 (unaudited)	1,320,700	$13	13,131	(664)	135	12,615

Balance at December 31, 2002	1,320,700	$13	13,131	(210)	362	13,296

Comprehensive income:

Net earnings for the six months ended June 30, 2003 (unaudited)	—	—	—	433	—	433

Net change in unrealized gain on securities available for sale, net tax of $59 (unaudited)	—	—	—	—	(99)	(99)

Comprehensive income (unaudited)	—	—	—	—	—	334

Balance at June 30, 2003 (unaudited)	1,320,700	$13	13,131	223	263	13,630

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months
	Ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$433	200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	64	81
Provision for loan losses	154	231
(Credit) provision for deferred income taxes	(1)	121
Amortization of loan fees, premiums and discounts	(8)	67
Increase in accrued interest receivable and other assets	(190)	(217)
Increase in official checks	45	269
Increase in other liabilities	158	186
Gain on sale of securities available for sale	—	(11)

Net cash provided by operating activities	655	927

Cash flows from investing activities:
Net increase in loans	(11,158)	(15,093)
Purchase of securities available for sale	(21,093)	(10,482)
Proceeds from sales and calls of securities available for sale	7,365	6,925
Principal pay-downs on securities available for sale	3,000	418
Purchase of Federal Home Loan Bank stock	(100)	—
Purchase of premises and equipment	(567)	(11)

Net cash used in investing activities	(22,553)	(18,243)

Cash flows from financing activities:
Net increase in deposits	13,253	17,317
Net increase in other borrowings	5,560	29
Net increase (decrease) in Federal Home Loan Bank advances	2,000	(800)

Net cash provided by financing activities	20,813	16,546

Net decrease in cash and cash equivalents	(1,085)	(770)

Cash and cash equivalents at beginning of period	6,056	12,479

Cash and cash equivalents at end of period	$4,971	11,709

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,451	1,217

Income taxes	$356	—

Noncash item-
Change in accumulated other comprehensive income, net of tax	$(99)	91

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

General. Florida Business BancGroup, Inc., a Florida Corporation, (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida-chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (Collectively, the “Company”). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals through its two banking offices in Hillsborough County, Florida.

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

(2)	Loan Impairment and Losses

At June 30, 2003 and 2002 there were no impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Balance at beginning of period	$1,008	647	998	524
Provision for loan losses	144	108	154	231

Balance at end of period	$1,152	755	1,152	755

(3)	Earnings Per Share

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

	Weighted-Average
	Shares

Three Months Ended June 30:	2003	2002

For Basic EPS	1,320,700	1,320,700

Effect of dilutive securities-
Incremental shares from assumed conversion of options	2,944	—

For Diluted EPS	1,323,644	1,320,700

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Earnings Per Share, Continued

	Weighted-Average
	Shares

Six Months Ended June 30:	2003	2002

For Basic EPS	1,320,700	1,320,700

Effect of dilutive securities-
Incremental shares from assumed conversion of options	2,944	—

For Diluted EPS	1,323,644	1,320,700

(4)	Stock Option Plan

Certain key employees, directors and ex-employees of the Company have been granted options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, the total number of shares which may be issued shall not exceed 204,000. At June 30, 2003, 23,400 shares remain available for grant. Some options are fully vested when granted while others generally vest over five years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

		Range
		of Per	Weighted
		Share	Average	Aggregate
	Number of	Option	Per Share	Option
	Shares	Price	Price	Price

Outstanding at December 31, 2001	168,000	$10	10	1,680
Options granted	9,900	10	10	99

Outstanding at June 30, 2002	177,900	$10	10	1,779

Outstanding at December 31, 2002	177,600	10	10	1,776
Options granted	3,000	10	10	30

Outstanding at June 30, 2003	180,600	$10	10	1,806

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Stock Option Plan, Continued

The Company accounts their stock option plans under the recognition and measurement principles of APB No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings, as reported	$159	140	433	200

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(9)	(15)	(18)	(30)

Proforma net earnings	$150	125	415	170

Basic earnings per share:
As reported	$.12	.11	.33	.15

Proforma	$.11	.09	.31	.13

Diluted earnings per share:
As reported	$.12	.11	.33	.15

Proforma	$.11	.09	.31	.13

The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions, no options were granted during the three-months ended June 30, 2003 and 2002:

	Six Months Ended
	June 30,

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at June 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Minimum Actual		Adequacy Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

At June 30, 2003:
Total capital (to Risk- Weighted Assets)	$10,957	10.56%	$8,304	8.00%	$10,380	10.00%
Tier I Capital (to Risk- Weighted Assets)	9,818	9.46	4,152	4.00	6,228	6.00
Tier I Capital (to Average Assets)	9,818	8.08	4,860	4.00	6,074	5.00

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the financial data as of June 30, 2003, and for the three- and six-month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountant’s Report

Florida Business BancGroup, Inc.
Tampa, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the “Company”) as of June 30, 2003, and the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2003 and 2002, the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
July 8, 2003

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of June 30, 2003 and December 31, 2002

General

Florida Business BancGroup, Inc., a Florida Corporation, (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida-chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (Collectively, the “Company”). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals through its two banking offices in Hillsborough County, Florida.

Liquidity and Capital Resources

During the six months ended June 30, 2003, the Company’s primary sources of funds consisted of deposit inflows of $13.3 million, proceeds from principal pay-downs and calls of securities available for sale of $10.4 million and an increase in other borrowings of $5.6 million and Federal Home Loan Bank advances of $2 million. The Company used its capital resources principally to fund existing and continuing loan commitments net of principal repayments of $11.2 million and to purchase securities of $21.1 million.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2003, the Bank had liquidity of approximately $28.6 million, or approximately 27% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2003. See note 5 to the condensed consolidated financial statements.

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

A summary of the contract amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at June 30, 2003, follows (in thousands):

Contract
Amount

Commitments to extend credit	$12,282

Unused lines of credit and construction loans	$16,688

Standby letters of credit	$286

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all of its exiting commitments will be funded in 2003. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2003	2002	2002

Average equity as a percentage of average assets	11.30%	13.24%	14.00%

Equity to total assets at end of period	10.19%	11.82%	12.90%

Return on average assets (1)	.73%	.66%	.45%

Return on average equity (1)	6.43%	4.95%	3.24%

Noninterest expenses to average assets (1)	2.17%	1.98%	2.19%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	($in thousands)
Interest-earning assets:
Loans	$83,707	1,517	7.25%	$56,948	1,080	7.59%
Securities	27,154	250	3.68	22,873	304	5.32
Other interest-earning assets (1)	4,140	15	1.45	7,178	22	1.23

Total interest-earning assets	115,001	1,782	6.20	86,999	1,406	6.46

Noninterest-earning assets	7,911			4,977

Total assets	$122,912			$91,976

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	22,611	79	1.40	16,215	74	1.83
Time deposits	65,145	608	3.73	47,217	505	4.28
Other borrowings	11,128	55	1.98	8,779	43	1.96

Total interest-bearing liabilities	98,884	742	3.00	72,211	622	3.45

Noninterest-bearing liabilities	10,489			7,390
Stockholders’ equity	13,539			12,375

Total liabilities and stockholders’ equity	$122,912			$91,976

Net interest income		$1,040			$784

Interest-rate spread (2)			3.20%			3.01%

Net interest margin (3)			3.62%			3.60%

Ratio of average interest-earning assets to average interest- bearing liabilities	1.30			1.20

(1)	Includes Federal Home Loan Bank stock and federal funds sold.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	($in thousands)
Interest-earning assets:
Loans	$80,793	2,904	7.19%	$53,443	2,010	7.52%
Securities	26,231	509	3.88	22,083	591	5.35
Other interest-earning assets (1)	5,028	34	1.35	7,017	54	1.54

Total interest-earning assets	112,052	3,447	6.15	82,543	2,655	6.43

Noninterest-earning assets	7,195			5,535

Total assets	$119,247			$88,078

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	22,037	164	1.49	15,630	146	1.87
Time deposits	63,077	1,192	3.78	44,967	1,001	4.45
Other borrowings	10,044	95	1.89	7,466	90	2.41

Total interest-bearing liabilities	95,158	1,451	3.05	68,063	1,237	3.63

Noninterest-bearing liabilities	10,618			7,682
Stockholders’ equity	13,471			12,333

Total liabilities and stockholders’ equity	$119,247			$88,078

Net interest income		$1,996			$1,418

Interest-rate spread (2)			3.10%			2.80%

Net interest margin (3)			3.56%			3.43%

Ratio of average interest- earning assets to average interest-bearing liabilities	1.31			1.21

(1)	Includes Federal Home Loan Bank stock and federal funds sold.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the three months ended June 30, 2003 were $159,000 or $.12 per basic and diluted share compared to a net earnings of $140,000 or $.11 per basic and diluted share for the same period in 2002. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets which was partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $1.8 million for the three-month period ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002. Interest on loans increased to $1.5 million due to an increase in the average loan portfolio balance in 2003 to $83.7 million from $56.9 million in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2003 to 7.25% from 7.59% in 2002. Interest on securities decreased to $250,000 for the three-months ended June 30, 2003 compared to $304,000 in 2002 due to a decrease in the average yield earned in 2003 to 3.68% from 5.32% in 2002 which was partially offset by an increase in the average portfolio balance to $27.2 million from $22.9 million for 2002. Interest on other interest-earning assets decreased from $22,000 for the three-months ended June 30, 2002 to $15,000 for the three months ended June 30, 2003.

Interest expense on deposits increased to $687,000 for the three-months ended June 30, 2003 from $579,000 in 2002. The increase is due to an increase in the average deposits in 2003 to $87.8 million from $63.4 million in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2003 to 3.13% from 3.65% in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $144,000 for the three-month period ended June 30, 2003 compared to $108,000 for the same period in 2002. The decrease is due to a smaller increase in the portfolio during the 2003 period compared to the 2002 period. The allowance for loan losses is $1,152,000 at June 30, 2003. While management believes that its allowance for loan losses is adequate as of June 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $68,000 in 2003 from $47,000 for the three- months ended June 30, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $710,000 for the three-months ended June 30, 2003 from $501,000 for the comparable period ended June 30, 2002. The increase was due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office in the second quarter of 2003.

Income Taxes. Income taxes for the three-months ended June 30, 2003 were $95,000 (an effective rate of 37.4%) compared to income taxes of $82,000 in 2002 (an effective rate of 36.9%).

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the six months ended June 30, 2003 were $433,000 or $.33 per basic and diluted share compared to a net earnings of $200,000 or $.15 per basic and diluted share for the same period in 2002. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets which was partially offset by an increase in noninterest expense.

Interest Income and Expense. Interest income increased to $3.4 million for the six-month period ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. Interest on loans increased to $2.9 million due to an increase in the average loan portfolio balance in 2003 to $80.8 million from $53.4 million in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2003 to 7.19% from 7.52% in 2002. Interest on securities decreased to $509,000 for the six-months ended June 30, 2003 compared to $591,000 in 2002 due to a decrease in the average yield earned in 2003 to 3.88% from 5.35% in 2002 which was partially offset by an increase in the average portfolio balance to $26.2 million from $22.1 million for 2002. Interest on other interest-earning assets decreased from $54,000 for the six-months ended June 30, 2002 to $34,000 for the six months ended June 30, 2003.

Interest expense on deposits increased to $1.4 million for the six-months ended June 30, 2003 from $1.1 million in 2002. The increase is due to an increase in the average deposits in 2003 to $85.1 million from $60.6 million in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2003 to 3.19% from 3.79% in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $154,000 for the six-month period ended June 30, 2003 compared to $231,000 for the same period in 2002. The decrease is due to a smaller increase in the portfolio during the 2003 period compared to the 2002 period increase. The allowance for loan losses is $1,152,000 at June 30, 2003. While management believes that its allowance for loan losses is adequate as of June 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $144,000 in 2003 from $98,000 for the six- months ended June 30, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $1,293,000 for the six-months ended June 30, 2003 from $964,000 for the comparable period ended June 30, 2002. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2003.

Income Taxes. The income taxes for the six-months ended June 30, 2003 were $260,000 (an effective rate of 37.5%) compared to an income taxes of $121,000 in 2002 (an effective rate of 37.7%).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of June 30, 2003.

Item 2. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Florida Business Bancgroup, Inc., was held on April 22, 2003, to consider the election of three directors. Shareholders elected three directors with terms expiring at the Annual Meeting in 2006. The shareholders also voted upon the ratification of the independent auditors.

At the Annual Meeting, 971,500 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, there terms and a summary of the votes cast for each nominee:

	Term
Class	Expiring	For	Against	Abstain

Gregory W. Bryant	2006	971,500	—	—
Frank G. Cisneros	2006	971,500	—	—
Lawrence H. Dimmitt, III	2006	969,000	—	2,500

The shareholder vote on one other matter considered at the meeting was as follows-

Class	For	Against	Abstain

Ratification of the independent auditors	971,500	—	—

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2. The exhibits marked with five asterisks (*****) were previously filed as part of the Company’s Definitive Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000; exhibits marked with six asterisks (******) were previously filed as part of the Company’s Proxy Statement on Form 14-A, filed with the Securities and Exchange Commission on March 16, 2001; exhibits marked with seven asterisks (*******) were previously filed as part of the companies March 31, 2002 10-QSB, filed with the Securities and Exchange Commission on May 9, 2002; and exhibits marked with eight asterisks (********) were previously filed as part of the companies June 30, 2002 10-QSB, filed with the Securities and Exchange Commission on August 8, 2002.

Exhibit No.		Description of Exhibit

*	3.1	Articles of Incorporation of the Company
*	3.2	By-laws of the Company
*	4.1	Specimen Common Stock Certificate
******	4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate
*	10.3	Servicing Agreement with M&I Data Services
****	10.4	Lease Agreement for Permanent Office
*****	10.5	2000 Key Employee Stock Compensation Program
*****	10.6	2000 Directors’ Stock Option Plan
*******	10.7	Supplemental Executive Retirement Plan
********	10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant
********	10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren
*******	10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant
*******	10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant
*******	10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren
*******	10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren
*******	10.14	Directors’ Written Consent to Action
*********	10.15	Employment Agreement with Gregory W. Bryant
*********	10.16	Confidentiality Non-Compete and Non-Solicitation Agreement with Gregory W. Bryant
******	99	Charter of the Audit Committee
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. Registrant filed no Form 8-K during the three months ended June 30, 2003.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC. (Registrant)

Date:	August 12, 2003	By:	/s/ A. Bronson Thayer

A. Bronson Thayer, Chairman and
Chief Executive Officer

Date:	August 12, 2003	By:	/s/ Marti J. Warren

Marti J. Warren, Principal Financial Officer