Form 10QSB
period 2003-09-30
FLORIDA BUSINESS BANCGROUP INC
filed 2003-11-05
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

YES  [X]   NO  [   ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,323,880 shares

(class)	Outstanding at October 7, 2003

Transitional Small Business Format (Check One):  YES  [   ]   NO  [X]

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - At September 30, 2003 (Unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Earnings (Unaudited) - Three and Nine Months ended September 30, 2003 and 2002	3
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) - Nine Months ended September 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-9
Review By Independent Accountants	10
Independent Accountants’ Report	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17
Item 3. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	20

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share information)

	September 30,	December 31,

	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$4,520	4,277
Federal funds sold	—	1,779

Total cash and cash equivalents	4,520	6,056
Securities available for sale	34,057	24,558
Loans, net of allowance for loan losses of $1,241 in 2003 and $998 in 2002	95,811	78,808
Federal Home Loan Bank stock	400	300
Premises and equipment, net	1,633	1,100
Accrued interest receivable	557	515
Other assets	1,257	1,132
Deferred tax asset	178	—

Total assets	$138,413	112,469

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	12,116	12,647
Savings and NOW deposits	3,430	2,915
Money-market deposits	20,989	19,060
Time deposits	71,149	54,829

Total deposits	107,684	89,451
Federal Home Loan Bank advances	8,000	6,000
Other borrowing	7,763	2,940
Official checks	918	484
Deferred tax liability	—	62
Other liabilities	456	236

Total liabilities	124,821	99,173

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 1,323,880 and 1,320,700 shares issued and outstanding	13	13
Additional paid-in capital	13,141	13,131
Retained earnings (accumulated deficit)	476	(210)
Accumulated other comprehensive income (loss)	(38)	362

Total stockholders’ equity	13,592	13,296

Total liabilities and stockholders’ equity	$138,413	112,469

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings
($ in thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income:
Loans	$1,586	1,276	4,490	3,286
Securities	298	262	807	853
Other	5	30	39	84

Total interest income	1,889	1,568	5,336	4,223

Interest expense:
Deposits	697	633	2,053	1,780
Other borrowings	70	44	165	134

Total interest expense	767	677	2,218	1,914

Net interest income	1,122	891	3,118	2,309
Provision for loan losses	89	146	243	377

Net interest income after provision for loan losses	1,033	745	2,875	1,932

Noninterest income:
Service charges and fees	81	52	201	118
Gain on sale of securities available for sale	—	—	—	11
Other income	23	11	47	32

Total noninterest income	104	63	248	161

Noninterest expenses:
Salaries and employee benefits	344	212	962	621
Occupancy	134	104	350	315
Data processing	52	45	158	143
Professional fees	21	20	76	57
Courier expense	30	26	85	78
Advertising	25	11	72	32
Other expenses	125	63	321	199

Total noninterest expenses	731	481	2,024	1,445

Earnings before income taxes	406	327	1,099	648
Income taxes	153	125	413	246

Net earnings	$253	202	686	402

Basic earnings per share	$.19	.15	.52	.30

Diluted earnings per share	$.19	.15	.52	.30

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
($ in thousands)

Nine Months Ended September 30, 2002 and 2003

					Accumulated
				Retained	Other
	Common Stock		Additional	Earnings	Compre-	Total
			Paid-In	(Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Deficit )	Income (Loss)	Equity

Balance at December 31, 2001	1,320,700	$13	13,131	(864)	44	12,324

Comprehensive income:
Net earnings for the nine months ended September 30, 2002 (unaudited)	—	—	—	402	—	402
Net change in unrealized gain on securities available for sale, net tax of $137 (unaudited)	—	—	—	—	225	225

Comprehensive income (unaudited)	—	—	—	—	—	627

Balance at September 30, 2002 (unaudited)	1,320,700	$13	13,131	(462)	269	12,951

Balance at December 31, 2002	1,320,700	$13	13,131	(210)	362	13,296

Comprehensive income:
Net earnings for the nine months ended September 30, 2003 (unaudited)	—	—	—	686	—	686
Net change in unrealized gain on securities available for sale, net tax of $240 (unaudited)	—	—	—	—	(400)	(400)

Comprehensive income (unaudited)	—	—	—	—	—	286

Proceeds from warrants exercised (net of offering costs of $22 (unaudited)	3,180	—	10	—	—	10

Balance at September 30, 2003 (unaudited)	1,323,880	$13	13,141	476	(38)	13,592

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$686	402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	124	114
Provision for loan losses	243	377
Deferred income taxes	—	246
Amortization of loan fees, premiums and discounts	48	95
Increase in accrued interest receivable and other assets	(167)	(326)
Net increase in official checks	434	207
Increase in other liabilities	220	110
Gain on sale of securities available for sale	—	(11)

Net cash provided by operating activities	1,588	1,214

Cash flows from investing activities:
Net increase in loans	(17,294)	(28,216)
Net purchase of available for sale securities	(24,094)	(20,552)
Proceeds from sales, calls of securities available for sale	7,365	16,925
Principal paydowns on available for sale securities	6,590	687
Purchase of Federal Home Loan Bank stock	(100)	(60)
Purchase of premises and equipment	(657)	(38)

Net cash used in investing activities	(28,190)	(31,254)

Cash flows from financing activities:
Net increase in deposits	18,233	24,686
Proceeds from Federal Home Loan Bank advance	8,000	1,200
Payments of Federal Home Loan Bank advance	(6,000)	—
Net increase in other borrowings	4,823	74
Net proceeds from warrants exercised	10	—

Net cash provided by financing activities	25,066	25,960

Net decrease in cash and cash equivalents	(1,536)	(4,080)
Cash and cash equivalents at beginning of period	6,056	12,479

Cash and cash equivalents at end of period	$4,520	8,399

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,217	1,882

Income taxes	$457	—

Noncash item:
Change in unrealized gain on securities available for sale, net of tax	$(400)	225

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

General. Florida Business BancGroup, Inc., a Florida Corporation, (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida-chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (Collectively, the “Company”). The Bank’s deposits are insured, up to the limit allowed by law, by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals through its two banking offices in Hillsborough County, Florida.

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

(2) Loan Impairment and Losses

At September 30, 2003 and 2002 there were no impaired loans. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Balance at beginning of period	$1,152	755	998	524
Provision for loan losses	89	146	243	377

Balance at end of period	$1,241	901	1,241	901

     Nonaccrual and past due loans were as follows (in thousands).

At September 30,

	2003	2002

Nonaccrual loans	$—	—
Past due ninety days or more, but still accruing	—	—

	$—	—

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

	Weighted-Average

		Shares

	2003	2002

Three Months Ended September 30:
For Basic EPS	1,322,549	1,320,700
Effect of dilutive securities- Incremental shares from assumed conversion of options	2,441	—

For Diluted EPS	1,324,990	1,320,700

Nine Months Ended September 30:
For Basic EPS	1,321,316	1,320,700
Effect of dilutive securities- Incremental shares from assumed conversion of options	2,574	—

For Diluted EPS	1,323,890	1,320,700

(4) Stock Option Plan

Certain key employees, directors and ex-employees of the Company have been granted options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, the total number of shares which may be issued shall not exceed 204,000. At September 30, 2003, 17,150 shares remain available for grant. Some options are fully vested when granted while others generally vest over five years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

		Range
		of Per	Weighted
		Share	Average	Aggregate
	Number of	Option	Per Share	Option
	Shares	Price	Price	Price

Outstanding at December 31, 2001	168,000	$10	10	1,680
Options granted	9,900	10	10	99

Outstanding at September 30, 2002	177,900	$10	10	1,779

Outstanding at December 31, 2002	177,600	10	10	1,776
Options granted	3,250	10	10	33

Outstanding at September 30, 2003	180,850	$10	10	1,809

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings, as reported	$253	202	686	402
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(9)	(15)	(27)	(45)

Proforma net earnings	$244	187	659	357

Basic earnings per share:
As reported	$.19	.15	.52	.30

Proforma	$.18	.14	.50	.27

Diluted earnings per share:
As reported	$.19	.15	.52	.30

Proforma	$.18	.14	.50	.27

The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions, no options were granted during the three-months ended September 30, 2003 and 2002:

	Nine Months Ended
	September 30,

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at September 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

		Minimum		Capitalized Under
				For Capital
	Actual	Adequacy Purposes		Action Provisions		To Be Well
						Prompt Corrective
		Amount	%	Amount	%	Amount	%

At September 30, 2003:
Total capital (to Risk- Weighted Assets)		$12,108	11.20%	$8,649	8.00%	$10,812	10.00%
Tier I Capital (to Risk- Weighted Assets)		10,881	10.06	4,325	4.00	6,487	6.00
Tier I Capital (to Average Assets)		10,881	8.21	5,304	4.00	6,630	5.00

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the financial data as of September 30, 2003, and for the three- and nine-month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

Florida Business BancGroup, Inc.
Tampa, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the “Company”) as of September 30, 2003, and the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
October 7, 2003

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of September 30, 2003 and December 31, 2002

General

Florida Business BancGroup, Inc., a Florida Corporation, (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding shares of Bay Cities Bank, a Florida-chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (Collectively, the “Company”). The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals through its two banking offices in Hillsborough County, Florida.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company’s primary sources of funds consisted of deposit inflows of $18.2 million, proceeds from principal pay-downs and calls of securities available for sale of $14.0 million and a net increase in other borrowings of $4.8 million and Federal Home Loan Bank advances of $2.0 million. The Company used its capital resources principally to fund existing and continuing loan commitments net of principal repayments of $17.3 million and to purchase securities of $24.1 million.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2003, the Bank had liquidity of approximately $27 million, or approximately 25% of total deposits.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2003. See note 5 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

     A summary of the contract amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at September 30, 2003, follows (in thousands):

Contract
Amount

Commitments to extend credit	$11,108

Unused lines of credit and construction loans	$17,568

Standby letters of credit	$287

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all of its exiting commitments will be funded in the next twelve months. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2003	2002	2002

Average equity as a percentage of average assets	10.84%	13.24%	13.60%
Equity to total assets at end of period	9.82%	11.82%	12.06%
Return on average assets (1)	.74%	.66%	.58%
Return on average equity (1)	6.79%	4.95%	4.28%
Noninterest expenses to average assets (1)	2.17%	1.98%	2.10%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

				($ in thousands)
Interest-earning assets:
Loans	$92,798	1,586	6.84%	$67,573	1,276	7.55%
Securities	34,043	298	3.50	22,122	262	4.74
Other interest-earning assets (1)	432	5	4.63	5,936	30	2.02

Total interest-earning assets	127,273	1,889	5.94	95,631	1,568	6.56

Noninterest-earning assets	6,992			4,370

Total assets	$134,265			$100,001

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	24,379	70	1.15	18,590	86	1.85
Time deposits	68,805	627	3.65	52,003	547	4.21
Other borrowings (2)	16,334	70	1.71	8,156	44	2.16

Total interest-bearing liabilities	109,518	767	2.80	78,749	677	3.44

Noninterest-bearing liabilities	11,279			8,482
Stockholders’ equity	13,468			12,770

Total liabilities and stockholders’ equity	$134,265			$100,001

Net interest income		$1,122			$891

Interest-rate spread (3)			3.14%			3.12%

Net interest margin (4)			3.53%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.21

(1)	Includes Federal Home Loan Bank stock and federal funds sold.

(2)	Includes Federal Home Loan Bank advances and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,

		2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

					($ in thousands)
Interest-earning assets:
Loans	$84,839	4,490	7.06%	$58,205	3,286	7.53%
Securities	28,971	807	3.71	22,084	853	5.15
Other interest-earning assets (1)	3,372	39	1.54	6,474	84	1.73

Total interest-earning assets	117,182	5,336	6.07	86,763	4,223	6.49

Noninterest-earning assets	7,166			5,231

Total assets	$124,348			$91,994

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	22,826	234	1.37	16,628	232	1.86
Time deposits	65,008	1,819	3.73	47,338	1,548	4.36
Other borrowings (2)	12,170	165	1.81	7,922	134	2.26

Total interest-bearing liabilities	100,004	2,218	2.96	71,888	1,914	3.55

Noninterest-bearing liabilities	10,869			7,591
Stockholders’ equity	13,475			12,515

Total liabilities and stockholders’ equity	$124,348			$91,994

Net interest income		$3,118			$2,309

Interest-rate spread (3)			3.11%			2.94%

Net interest margin (4)			3.55%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.21

(1)	Includes Federal Home Loan Bank stock and federal funds sold.

(2)	Includes Federal Home Loan Bank advances and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the three months ended September 30, 2003 were $253,000 or $.19 per basic and diluted share compared to a net earnings of $202,000 or $.15 per basic and diluted share for the same period in 2002. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets which was partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $1.9 million for the three-month period ended September 30, 2003 from $1.6 million for the three months ended September 30, 2002. Interest on loans increased to $1.6 million due to an increase in the average loan portfolio balance in 2003 to $92.8 million from $67.6 million in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2003 to 6.84% from 7.55% in 2002. Interest on securities increased to $298,000 for the three-months ended September 30, 2003 compared to $262,000 in 2002 due to an increase in average portfolio balance to $34.0 million from $22.1 million for 2002 which was partially offset by decrease in the average yield earned to 3.50% in 2003 from 4.74% in 2002. Interest on other interest-earning assets decreased from $30,000 for the three-months ended September 30, 2002 to $5,000 for the three months ended September 30, 2003.

Interest expense on deposits increased to $697,000 for the three-months ended September 30, 2003 from $633,000 in 2002. The increase is due to an increase in the average deposits in 2003 to $93.2 million from $70.6 million in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2003 to 2.99% from 3.59% in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $89,000 for the three-month period ended September 30, 2003 compared to $146,000 for the same period in 2002. The decrease is due to a smaller increase in the portfolio during the 2003 period compared to the 2002 period. The allowance for loan losses is $1,241,000 at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $104,000 in 2003 from $63,000 for the three- months ended September 30, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $731,000 for the three-months ended September 30, 2003 from $481,000 for the comparable period ended September 30, 2002. The increase was due to an increase in salaries and employee benefits, occupancy and other expense due to the opening of a second banking office in the second quarter of 2003.

Income Taxes. Income taxes for the three-months ended September 30, 2003 were $153,000 (an effective rate of 37.7%) compared to income taxes of $125,000 in 2002 (an effective rate of 38.2%).

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the nine months ended September 30, 2003 were $686,000 or $.52 per basic and diluted share compared to a net earnings of $402,000 or $.30 per basic and diluted share for the same period in 2002. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets which was partially offset by an increase in noninterest expense.

Interest Income and Expense. Interest income increased to $5.3 million for the nine-month period ended September 30, 2003 from $4.2 million for the nine months ended September 30, 2002. Interest on loans increased to $4.5 million due to an increase in the average loan portfolio balance in 2003 to $84.8 million from $58.2 million in 2002 which was only partially offset by a decrease in the weighted-average yield earned in 2003 to 7.06% from 7.53% in 2002. Interest on securities decreased to $807,000 for the nine-months ended September 30, 2003 compared to $853,000 in 2002 due to a decrease in the average yield earned in 2003 to 3.71% from 5.15% in 2002 which was partially offset by an increase in the average portfolio balance to $29.0 million from $22.1 million for 2002. Interest on other interest-earning assets decreased from $84,000 for the nine-months ended September 30, 2002 to $39,000 for the nine months ended September 30, 2003.

Interest expense on deposits increased to $2.1 million for the nine-months ended September 30, 2003 from $1.8 million in 2002. The increase is due to an increase in the average deposits in 2003 to $87.8 million from $64.0 million in 2002 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2003 to 3.12% from 3.71% in 2002.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $243,000 for the nine-month period ended September 30, 2003 compared to $377,000 for the same period in 2002. The decrease is due to a smaller increase in the portfolio during the 2003 period compared to the 2002 period increase. The allowance for loan losses is $1,241,000 at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $248,000 in 2003 from $161,000 for the nine- months ended September 30, 2002. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $2,024,000 for the nine-months ended September 30, 2003 from $1,445,000 for the comparable period ended September 30, 2002. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits, occupancy and other expense due to the opening of a second banking office during the second quarter of 2003.

Income Taxes. The income taxes for the nine-months ended September 30, 2003 were $413,000 (an effective rate of 37.6%) compared to an income taxes of $246,000 in 2002 (an effective rate of 38.0%).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of September 30, 2003.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2. The exhibits marked with five asterisks (*****) were previously filed as part of the Company’s Definitive Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000; exhibits marked with six asterisks (******) were previously filed as part of the Company’s Proxy Statement on Form 14-A, filed with the Securities and Exchange Commission on March 16, 2001; exhibits marked with seven asterisks (*******) were previously filed as part of the companies March 31, 2002 10-QSB, filed with the Securities and Exchange Commission on May 9, 2002; exhibits marked with eight asterisks (********) were previously filed as part of the companies June 30, 2002 10-QSB, filed with the Securities and Exchange Commission on August 8, 2002; and exhibits marked with nine asterisks (*********) were previously filed as part of the companies March 31, 2003 10-QSB, filed with the Securities and Exchange Commission on May 6, 2003.

Exhibit No.		Description of Exhibit

*	3.1	Articles of Incorporation of the Company

*	3.2	By-laws of the Company

*	4.1	Specimen Common Stock Certificate

******	4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate

*	10.3	Servicing Agreement with M&I Data Services

****	10.4	Lease Agreement for Permanent Office

*****	10.5	2000 Key Employee Stock Compensation Program

*****	10.6	2000 Directors’ Stock Option Plan

*******	10.7	Supplemental Executive Retirement Plan

********	10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant

********	10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren

*******	10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant

*******	10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant

*******	10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren

*******	10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren

*******	10.14	Directors’ Written Consent to Action

*********	10.15	Employment Agreement with Gregory W. Bryant

*********	10.16	Confidentiality Non-Compete and Non-Solicitation Agreement with Gregory W. Bryant

******	99	Charter of the Audit Committee

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. Registrant filed no Form 8-K during the three months ended September 30, 2003.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC. (Registrant)

Date: November 5, 2003	By:	/s/ A. Bronson Thayer

A. Bronson Thayer, Chairman and
Chief Executive Officer

Date: November 5, 2003	By:	/s/ Marti J. Warren

Marti J. Warren, Principal Financial Officer