Form 10KSB
period 2003-12-31
FLORIDA BUSINESS BANCGROUP INC
filed 2004-03-15
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year: $7,747,000

There were 2,439,750 shares of common stock outstanding at March 5, 2004. There were no shares of preferred stock outstanding at March 5, 2004.

Documents incorporated by reference: Proxy Statement for the Annual Meeting of Shareholders filed electronically on March 12, 2004.

Transitional Small Business Disclosure Format: No

(1)	The material required by Items 8A through 12 and 14 is hereby incorporated by reference from Registrant’s definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-KSB at pages 1 through 15 of that document.

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

General

Florida Business BancGroup, Inc. (“FBBI” or “Company”) was incorporated under the laws of the State of Florida on May 18, 1998, for the purpose of operating as a bank holding company. FBBI successfully completed its initial public offering on August 7, 1999, raising $13.2 million through the sale of 1,320,700 units. Each unit consisted of one share of common stock and one stock warrant. The units were sold for $10 per unit. The capital raised in the offering was used to redeem the 900 shares of preferred stock issued to our organizers, to repay the organizers for advances used for organizational and pre-opening expenses, and to purchase 100% of the newly issued shares of Bay Cities Bank (“Bank”) for $8.8 million. Bay Cities Bank opened for business on November 10, 1999, and is engaged in a general commercial and retail banking business, with primary emphasis upon high quality service to meet the financial needs of the individuals and businesses residing and located in and around Tampa, Florida. Bay Cities Bank offers a full complement of loans, including commercial, consumer/installment and real estate loans. On December 1, 2000, the Federal Reserve Bank of Atlanta approved FBBI’s election to become a Financial Holding Company pursuant to the Bank Holding Company Act.

On October 18, 2002, FBBI purchased an additional 100,000 shares of Bay Cities Bank stock for $1,000,000. FBBI made an additional identical purchase on July 31, 2003. The balance of the proceeds of our initial offering of approximately $2,065,000 is being held by FBBI for general corporate purposes. The terms of our outstanding warrants were amended on April 17, 2001, to extend the expiration date of the warrants until February 7, 2004, and to remove certain transfer restrictions. On July 26, 2001, FBBI’s registration statement on Form SB-2 was amended to reflect this change.

FBBI’s fiscal year ends December 31. The main offices of FBBI and Bay Cities Bank are located at 2202 North West Shore Boulevard, Suite 150, Tampa, Hillsborough County, Florida. On April 2, 2003, Bay Cities Bank opened a branch office at 18315 U.S. Highway 41 North, Lutz, Florida 33549. The branch also houses the Company’s operations department. As of December 31, 2003, Bay Cities Bank was the sole subsidiary of FBBI. FBBI and Bay Cities Bank are collectively referred to herein as the “Company.”

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

We are following a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in the market area. Our lending area is generally the immediate Hillsborough County and the counties contiguous to Hillsborough County. Loan participations are also purchased from correspondent banks. However, participations are also sold, particularly with regard to real estate lending. Interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. Whenever possible, interest rates will be adjustable with fluctuations in the “prime” rate. The target loan-to-deposit ratio is approximately 85%. This ratio is expected to meet the credit needs of customers while allowing prudent liquidity through the investment portfolio. Currently, the Company’s loan-to-deposit ratio is 83%. Our Directors believe that this positive, community-oriented lending philosophy will be translated into a sustainable volume of quality loans into the foreseeable future.

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

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, management has considered that as of December 31, 2003, approximately 83% of outstanding loans are in the commercial real estate loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2003, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. During the year ended December 31, 2003, no loans were charged off against the allowance for loan losses.

Investments

As of December 31, 2003, federal funds sold and investment securities comprised approximately 28.6% of the Company’s total assets. Net loans comprised approximately 66.1%, of the Company’s total assets.

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

Employees

As of December 31, 2003, we employed 24 full time persons, including 3 executive officers. Employees are hired as needed to meet company-wide personnel demands.

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

The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 2003, our total risk-based capital and Tier 1 capital ratio were 10.98% and 9.81%, respectively.

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

In response to the directive issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

	Total Risk – Based Capital Ratio	Tier 1 Risk – Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized (1)	10%	6%	5%
Adequately capitalized (1)	8%	4%	4	% (2)
Undercapitalized (3)	< 8%	< 4%	< 4%
Significantly Undercapitalized (3)	< 6%	< 3%	< 3%
Critically Undercapitalized (3)	—	—	< 2%

(1)	An institution must meet all three minimums.
(2)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3)	An institution falls into these categories if it is below the specified capital level for any of the three capital measures.

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

Bay Cities Bank’s Lutz branch office is located at 18315 U.S. Highway 41 North, Lutz, Florida 33545. The branch also houses the Company’s operations center. The Company owns the 7,000 square foot facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

No market exists for the common shares of FBBI. It is not anticipated that an active public market will develop for the common shares of FBBI because, at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System. No dividends were paid on FBBI common stock in 2003. As of December 31, 2003, FBBI common stock was held by approximately 270 shareholders.

At their 2000 Annual Meeting, FBBI’s shareholders adopted the 2000 Key Employee Stock Compensation Program (“Employee Program”) and 2000 Directors’ Stock Option Plan (“Directors’ Plan”). The following table reflects the number of share to be issued upon the exercised of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2003.

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	176,850	$10.00	23,150
Equity Compensation Plans Not Approved by Security Holders	4,000	$10.00	0

Total	180,850	$10.00	23,150

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

At December 31, or for the Year then Ended

($ in thousands, except per share figures)

	2003	2002	2001	2000	1999
At Year End:

Cash and cash equivalents	$7,766	6,056	12,479	1,588	7,913
Securities	39,977	24,558	20,420	5,157	3,412
Loans, net	101,330	78,808	45,181	25,776	1,581
All other assets	4,128	3,047	2,446	1,514	1,106

Total assets	$153,201	112,469	80,526	34,035	14,012

Deposit accounts	124,055	89,451	58,278	21,027	1,114
All other liabilities	14,821	9,722	9,924	740	166
Stockholders’ equity	14,325	13,296	12,324	12,268	12,732

Total liabilities and stockholders’ equity	$153,201	112,469	80,526	34,035	14,012

For the Year:

Total interest income	7,405	5,918	3,618	1,980	177
Total interest expense	3,032	2,623	1,717	752	3

Net interest income	4,373	3,295	1,901	1,228	174

Provision for loan losses	342	474	137	363	24

Net interest income after provision for loan losses	4,031	2,821	1,764	865	150

Noninterest income	342	229	125	52	187
Noninterest expenses	(2,764)	(1,976)	(1,750)	(1,829)	(816)

Earnings before income taxes	1,609	1,074	139	(912)	(479)

Income taxes	609	420	53	(343)	(180)

Net earnings	$1,000	654	86	(569)	(299)

Basic earnings per share	$.75	.50	.07	(.43)	(.57)

Diluted earnings per share	$.74	.50	.07	(.43)	(.57)

Ratios and Other Data:

Return on average assets	.71%	0.66%	0.17%	(2.13)%	(7.56)%
Return on average equity	7.38%	4.95%	0.70%	(4.51)%	(7.78)%
Average equity to average assets	9.66%	13.24%	23.89%	47.24%	97.16%
Interest-rate spread during the year	3.17%	3.06%	2.48%	2.14%	1.79%
Net yield on average interest-earning assets	3.57%	3.63%	3.88%	4.99%	4.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.16	1.20	1.40	1.93	36.14
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of year	—	—	—	—	—
Allowance for loan losses as a percentage of total loans at end of year	1.30%	1.25%	1.14%	1.47%	1.49%
Total number of banking offices	2	1	1	1	1
Total shares outstanding at end of year	1,364,880	1,320,700	1,320,700	1,320,700	1,320,700
Book value per share at end of year	$10.50	10.07	9.33	9.28	9.64

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2003 and 2002 and the Years Then Ended

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

Management’s Strategy

Our principal business is to attract deposits from the general public and to invest those funds in commercial, business, consumer, and real estate loans and other interest-earning assets. Funds are provided from net deposit inflows, from borrowings, from the proceeds from the sale of investments, from amortization and repayment of outstanding loans and investments. During 2004 and beyond, we plan to continue to grow our assets by growing our existing offices and expanding into new locations.

We are a locally-owned, locally managed community financial institution, operated by people who are actively involved in our market and committed to our growth and development. With local ownership, management, and directors, we believe that we can be more responsive to the communities we serve. Local ownership allows prompt and flexible decision-making which is not available at the majority of financial institutions in or near our market area which are branch offices of large regional holding company banks with headquarters located elsewhere in the United States. Our customers are primarily individuals, professionals, small and medium size businesses, located predominantly in Hillsborough County, Florida.

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

Liquidity and Capital Resources

As a state-chartered commercial bank, we are required under Florida Law to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2003, we exceeded its regulatory liquidity requirements.

Our total assets at December 31, 2003 were $153.2 million compared to $112.5 million at December 31, 2002. Total net loans were $101.3 million at December 31, 2003 compared to $78.8 million at December 31, 2002. Deposits increased to $124.1 million at December 31, 2003 from $89.5 million at December 31, 2002. The Company’s primary source of cash during the year ended December 31, 2003 was from net deposit inflows of $34.6 million, sales, calls and principal repayment of securities available for sale of $21.5 million and Federal Home Loan Bank advances of $8.0 million. Cash was used primarily to originate loans and purchase securities. Cash was used to originated loans net of principal repayments of $22.9 million and the purchase securities for $37.5 million. At December 31, 2003, we had outstanding commitments to originate loans totaling $16.9 million and commitments to borrowers for available lines of credit totaling $17.5 million and had time deposits of $47.7 maturing in the next twelve months. We expect to fund its commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

We are not aware of any trends, known demands, commitments or uncertainties which are expected to have a material impact on future operating results liquidity on capital resources.

We are not aware of any material trends, favorable or unfavorable in our capital resources. We continue to attempt to acquire short-term time deposits and low cost transaction accounts.

Regulation and Legislation

As a state-chartered commercial bank, we are subject to extensive regulation by the Florida Department of Financial Services (“Florida DFS”) and the Federal Deposit Insurance Corporation (“FDIC”). We file reports with the Florida DFS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DFS and the FDIC to monitor our compliance with the various regulatory requirements. We are also subject to regulation and examination by the Federal Reserve Board of Governors.

Credit Risk

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2003 and 2002, we had no nonperforming assets or loans delinquent ninety days or more, and have no charge-off experience.

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

Loan Portfolio Composition

Commercial real estate loans and land loans comprise the largest group of loans in our portfolio amounting to $81.0 million, or 78.65% of the total loan portfolio as of December 31, 2003. Commercial real estate loans consist of $46.5 million of loans secured by other nonresidential property, $33.2 million of loans secured by undeveloped land and $1.3 million in multi-family.

The following table sets forth the composition of the loan portfolio:

	At December 31,
	2003		2002
	Amount	% of Total	Amount	% of Total
	(In thousands)
Residential real estate	$3,812	3.70%	$—	—%
Commercial real estate	80,976	78.65	63,377	79.14
Commercial	13,810	13.41	14,575	18.20
Consumer	4,366	4.24	2,132	2.66

Total loans	102,964	100.00%	80,084	100.00%

Less:
Deferred fees net	(294)		(278)
Allowance for loan losses	(1,340)		(998)

Loans, net	$101,330		$78,808

Securities

The securities portfolio is comprised primarily of U.S. Government agency securities and mortgage-backed securities. According to Financial Accounting Standards No. 115, the securities portfolio is categorized as either “held to maturity”, “available for sale” or “trading.” Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income as a part of stockholders equity, net of income taxes. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 2003, we had no securities categorized as held to maturity or trading. The following table sets forth the amortized cost and fair value of the securities portfolio:

	At December 31,
	2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government agency securities	$12,039	12,228	15,072	15,471
Municipal security	546	524	—	—
Mortgage-backed securities	27,438	27,225	8,906	9,087

	$40,023	39,977	23,978	24,558

The following table sets forth, by maturity distribution, certain information pertaining to the securities available for sale portfolio as follows (dollars in thousands):

	Less Than One Year		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
December 31, 2003:
U.S. Government agency securities	$1,016	5.69%	$11,212	4.52%	$—	—%	$—	—%	$12,228	4.62%
Municipal security	—	—	—	—	—	—	524	5.13	524	5.13
Mortgage-backed securities	—	—	—	—	—	—	—	—	27,225	4.35

Total	$1,016	5.69%	$11,212	4.52%	$—	—%	$524	5.13%	$39,977	4.44%

December 31, 2002:
U.S. Government agency securities	$253	5.77%	$12,645	4.36%	$527	5.50%	$2,046	5.25%	$15,471	4.55%
Mortgage-backed securities	—	—	—	—	—	—	—	—	9,087	5.36

Total	$253	5.77%	$12,645	4.36%	$527	5.50%	$2,046	5.25%	$24,558	4.85%

Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2003, the most recent notification from the Regulatory Authorities categorized the Bank as well capitalized. An institution must maintain certain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. See Note 17 to the Consolidated Financial Statements for the actual capital amounts and ratios.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest-rate swaps. Our market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 9 of Notes to Consolidated Financial Statements.

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

We use modeling techniques to simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed-rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

Asset - Liability Structure

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2003 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	Three Months	More Than Three Months to One Years	More Than One Year to Three Year	More Than Three Years to Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Mortgage and commercial loans (1):
Variable rate	$24,308	8,853	5,332	2,516	13,276	—	54,285
Fixed rate	1,202	5,596	8,969	13,800	18,909	203	48,679

Total loans	25,510	14,449	14,301	16,316	32,185	203	102,964

Federal funds sold	3,910	—	—	—	—	—	3,910
Securities (2)	503	513	3,512	11,921	22,008	1,520	39,977

Total rate-sensitive assets	29,923	14,962	17,813	28,237	54,193	1,723	146,851

Deposit accounts:
Savings and NOW deposits (3)	4,421	—	—	—	—	—	4,421
Money-market deposits (3)	20,064	—	—	—	—	—	20,064
Certificates of deposit (3)	10,356	37,311	29,344	11,080	—	—	88,091
Federal Home Loan Bank advances (4)	—	2,000	4,000	2,000	—	—	8,000
Other borrowings (4)	5,873	—	—	—	—	—	5,873

Total rate-sensitive liabilities	40,714	39,311	33,344	13,080	—	—	126,449

GAP repricing differences	$(10,791)	(24,349)	(15,531)	15,157	54,193	1,723	20,402

Cumulative GAP	(10,791)	(35,140)	(50,671)	(35,514)	18,679	20,402

Cumulative GAP/total assets	(7.0)%	(22.9)%	(33.1)%	(23.2)%	12.2%	13.3%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Securities are scheduled through the maturity dates.
(3)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.
(4)	Federal Home Loan Bank advances and other borrowings are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2003 (in thousands):

Years Ending December 31,	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
2004	$2,856	29,046	7,588	3,376	42,866
2005	141	10,559	1,532	143	12,375
2006	21	3,527	1,332	137	5,017
2007-2008	20	12,279	1,537	710	14,546
2009-2013	749	21,537	1,821	—	24,107
2014 and beyond	25	4,028	—	—	4,053

Total	$3,812	80,976	13,810	4,366	102,964

Of the $60 million of loans due after 2004, 51% of such loans have fixed-interest rates.

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

Origination, Sale and Repayment of Loans. We generally originate loans in its primary geographical lending area in West Central Florida. The following table sets forth total loans originated, repaid and sold:

	Year Ended December 31,
	2003	2002
	(In thousands)
Originations:
Commercial real estate loans	$52,609	69,582
Commercial loans	7,343	4,295
Consumer loans	2,929	1,190

Total loans originated	62,881	75,067
Less unfunded	(16,409)	(11,850)

	46,472	63,217
Less:
Principal reductions	(15,939)	(4,932)
Loan participations sold	(7,653)	(24,077)

Increase in total loans	$22,880	34,208

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

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,
	2003		2002
	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$11,479	9.25%	$12,647	14.14%
Savings and NOW deposits	4,421	3.56	2,915	3.26
Money-market deposits	20,064	16.18	19,060	21.30

Subtotal	35,964	28.99	34,622	38.70

Certificate of deposits:
2.00% - 2.99%	44,637	35.98	10,484	11.72
3.00% - 3.99%	16,916	13.64	15,659	17.51
4.00% - 4.99%	17,772	14.33	17,383	19.43
5.00% - 5.99%	7,387	5.95	8,799	9.84
6.00% - 6.99%	1,163.94		2,290	2.56
7.00% - 7.99%	216.17		214	0.24

Total certificates of deposit	88,091	71.01	54,829	61.30

Total deposits	$124,055	100.00%	$89,451	100.00%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

	At December 31,
	2003	2002
Due within one year	$22,624	9,274
Due one year to five years	5,202	8,527

Total	$27,826	17,801

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

	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$88,394	6,230	7.05%	$62,272	4,685	7.52%
Securities	29,817	1,120	3.76	22,520	1,118	4.96
Other interest-earning assets (1)	4,143	55	1.33	5,880	115	1.96

Total interest-earning assets	122,354	7,405	6.05	90,672	5,918	6.53

Noninterest-earning assets	17,886			9,031

Total assets	$140,240			$99,703

Interest-bearing liabilities:
Savings, money market and NOW deposits	23,844	307	1.29	17,590	320	1.82
Certificates of deposit	68,938	2,500	3.63	49,444	2,119	4.29

Total interest-bearing deposits	92,782	2,807	3.03	67,034	2,439	3.64
Other borrowings (2)	12,449	225	1.81	8,473	184	2.17

Total interest-bearing liabilities	105,231	3,032	2.88	75,507	2,623	3.47

Noninterest-bearing liabilities	21,458			10,996
Stockholders’ equity	13,551			13,200

Total liabilities and stockholders’ equity	$140,240			$99,703

Net interest/dividend income		$4,373			$3,295

Interest-rate spread (3)			3.17%			3.06%

Net interest margin (4)			3.57%			3.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.20

(1)	Includes federal funds sold and Federal Home Loan Bank stock.
(2)	Other borrowings includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income dividend by average interest-earning assets.

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

	Increase (Decrease) Due to
Year Ended December 31, 2003 vs. 2002:	Rate	Volume	Rate/ Volume	Total
	(In thousands)
Interest-earning assets:
Loans	$(296)	1,965	(124)	1,545
Securities	(272)	362	(88)	2
Other interest-earning assets	(37)	(34)	11	(60)

Total	(605)	2,293	(201)	1,487

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	(94)	114	(33)	(13)
Time deposits	(326)	835	(128)	381
Other borrowings	(97)	293	(155)	41

Total	(517)	1,242	(316)	409

Net change in net interest income	$(88)	1,051	115	1,078

Comparison of the Year Ended December 31, 2003 and 2002

General. Net earnings for the year ended December 31, 2003 were $1,000,000 or $.75 per basic share and $.74 per diluted share compared to net earnings of $654,000 or $.50 per basic and diluted share for 2002. The improved results were primarily due to an increase in net interest income resulting from growth in our interest-earning assets.

Interest Income. Interest income increased to $7.4 million for the year ended December 31, 2003 from $5.9 million for the year ended December 31, 2002. Interest on loans increased to $6.2 million due to an increase in the average loan portfolio balance in 2003 which was only partially offset by a decrease in the weighted-average yield earned in 2003. Interest on securities remained at $1.1 million for the year ended December 31, 2003 compared to 2002. The increase in average securities portfolio was offset by a decrease in the weighted-average yield earned. Interest on other interest-earning assets decreased from $115,000 for the year ended December 31, 2002 to $55,000 for the year ended December 31, 2003 due to a decrease in the weighted-average yield earned in 2003 combined with a decrease in the average balance.

Interest Expense. Interest expense on deposits increased to $2.8 million for the year ended December 31, 2003 from $2.4 million in 2002. The increase is due to an increase in the average deposits in 2003 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2003.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $342,000 for the year ended December 31, 2003 compared to $474,000 for the same period in 2002. The increase resulted from growth in our loan portfolio. The allowance for loan losses is $1,340,000 at December 31, 2003. While management believes its allowance for loan losses is adequate as of December 31, 2003, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

Noninterest Income. Noninterest income increased to $342,000 for the year ended December 31, 2003 from $229,000 for the year ended December 31, 2002. The increase was due to an increase in service charges and fees on deposit accounts in 2003 due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $2.8 million for the year ended December 31, 2003 from $2.0 million for 2002. The increase was primarily due to an increase in salaries and employee benefits, occupancy and other expenses due to the opening of a second banking office in the second quarter of 2003.

Income Taxes. The income taxes for the year ended December 31, 2003 were $609,000 (an effective rate of 37.8%) compared to $420,000 in 2002 (an effective rate of 39.1%).

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepting accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$2,069	1,889	1,782	1,665	1,695	1,568	1,406	1,249
Interest expense	814	767	742	709	709	677	622	615
Net interest income	1,255	1,122	1,040	956	986	891	784	634
Provision for loan losses	99	89	144	10	97	146	108	123
Earnings before income taxes	510	406	254	439	426	327	222	99
Net earnings	314	253	159	274	252	202	140	60
Basic earnings per common share	.23	.19	.12	.21	.19	.15	.11	.05
Diluted earnings per common share	.22	.19	.12	.21	.19	.15	.11	.05
Cash dividends declared per common share	—	—	—	—	—	—	—	—

Item 7. Financial Statements and Supplemental Data

FLORIDA BUSINESS BANCGROUP, INC.

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

Independent Auditors’ Report

Florida Business BancGroup, Inc.

Tampa, Florida:

We have audited the accompanying consolidated balance sheets of Florida Business BancGroup, Inc. (the “Company”) at December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

January 9, 2004

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At December 31,
	2003	2002
Assets

Cash and due from banks	$3,856	4,277
Federal funds sold and securities sold under agreements to repurchase	3,910	1,779

Total cash and cash equivalents	7,766	6,056

Securities available for sale	39,977	24,558
Loans, net of allowance for loan losses of $1,340 and $998	101,330	78,808
Federal Home Loan Bank stock	400	300
Premises and equipment, net	1,647	1,100
Deferred tax asset	307	—
Accrued interest receivable	567	515
Other assets	1,207	1,132

Total assets	$153,201	112,469

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	11,479	12,647
Savings and NOW deposits	4,421	2,915
Money-market deposits	20,064	19,060
Time deposits	88,091	54,829

Total deposits	124,055	89,451

Federal Home Loan Bank advances	8,000	6,000
Other borrowing	5,873	2,940
Official checks	466	484
Deferred tax liability	—	62
Other liabilities	482	236

Total liabilities	138,876	99,173

Commitments (Notes 4 and 9)

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 1,364,880 and 1,320,700 shares issued and outstanding	14	13
Additional paid-in capital	13,550	13,131
Retained earnings (accumulated deficit)	790	(210)
Accumulated other comprehensive income (loss)	(29)	362

Total stockholders’ equity	14,325	13,296

Total liabilities and stockholders’ equity	$153,201	112,469

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

($ in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002
Interest income:
Loans	$6,230	4,685
Securities	1,120	1,118
Other	55	115

Total interest income	7,405	5,918

Interest expense:
Deposits	2,807	2,439
Other borrowings	225	184

Total interest expense	3,032	2,623

Net interest income	4,373	3,295

Provision for loan losses	342	474

Net interest income after provision for loan losses	4,031	2,821

Noninterest income:
Service charges and fees on deposit accounts	281	174
Gain on sale of securities available for sale	—	11
Other	61	44

Total noninterest income	342	229

Noninterest expense:
Compensation and benefits	1,307	850
Occupancy	503	409
Data processing	216	189
Courier expense	113	104
Professional fees	96	75
Advertising	106	50
Other expenses	423	299

Total noninterest expense	2,764	1,976

Earnings before income taxes	1,609	1,074

Income taxes	609	420

Net earnings	$1,000	654

Basic earnings per share	$.75	.50

Diluted earnings per share	$.74	.50

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	1,320,700	$13	13,131	(864)	44	12,324

Comprehensive income:
Net earnings	—	—	—	654	—	654

Net change in unrealized gain on securities available for sale, net of tax of $190	—	—	—	—	318	318

Comprehensive income	—	—	—	—	—	972

Balance at December 31, 2002	1,320,700	13	13,131	(210)	362	13,296

Comprehensive income:
Net earnings	—	—	—	1,000	—	1,000

Net change in unrealized gain on securities available for sale, net of tax benefit of $235	—	—	—	—	(391)	(391)

Comprehensive income	—	—	—	—	—	609

Proceeds from warrants exercised (net of offering costs of $22)	44,180	1	419	—	—	420

Balance at December 31, 2003	1,364,880	$14	13,550	790	(29)	14,325

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

($ in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,000	654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	171	414
Provision for loan losses	342	474
Deferred income taxes (benefit)	(134)	365
Amortization of deferred loan fees	16	107
Increase in accrued interest receivable and other assets	(127)	(360)
Increase in other liabilities	246	78
(Decrease) increase in official checks	(18)	268
Gain on sale of securities available for sale	—	(11)

Net cash provided by operating activities	1,496	1,989

Cash flows from investing activities:
Purchase of securities available for sale	(37,525)	(27,088)
Proceeds from sales and calls of securities available for sale	8,119	21,925
Principal pay-downs on securities available for sale	13,361	1,544
Net increase in loans	(22,880)	(34,208)
Net purchase of premises and equipment	(718)	(1,088)
Purchase of Federal Home Loan Bank stock	(100)	(60)

Net cash used in investing activities	(39,743)	(38,975)

Cash flows from financing activities:
Net increase in deposits	34,604	31,173
Proceeds from Federal Home Loan Bank advances	8,000	1,200
Payments of Federal Home Loan Bank advances	(6,000)	—
Net (decrease) increase in other borrowings	2,933	(1,810)
Net proceeds from warrants exercised	420	—

Net cash provided by financing activities	39,957	30,563

Net increase (decrease) increase in cash and cash equivalents	1,710	(6,423)

Cash and cash equivalents at beginning of year	6,056	12,479

Cash and cash equivalents at end of year	$7,766	6,056

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,001	2,577

Income taxes	$620	—

Noncash item-
Net change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(391)	318

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002 and the Years then Ended

(1) Summary of Significant Accounting Policies

General. Florida Business BancGroup, Inc., a Florida corporation (the “Holding Company”) owns 100% of the outstanding shares of Bay Cities Bank (the “Bank”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a Florida-chartered commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals primarily in Hillsborough County, Florida.

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

The Company is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2003 and 2002, balances maintained as reserves were approximately $237,000 and $152,000, respectively.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The Holding Company and the Bank file consolidated income tax returns. Income taxes are allocated proportionately to the Holding Company and the Bank as though separate income tax returns were filed.

Premises and Equipment. Land is stated at cost. Buildings, leasehold improvements, software, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each type of asset.

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

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure) (collectively “FASB No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under APB 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB 25 and, as a result, has provided proforma disclosures of net earnings, earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,
	2003	2002
Net earnings, as reported	$1,000	654
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	37	59

Proforma net earnings	$963	595

	Year Ended December 31,
	2003	2002
Basic earnings per share:
As reported	$.75	.50

Proforma	$.73	.45

Diluted earnings per share:
As reported	$.74	.50

Proforma	$.71	.45

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002
Risk-free interest rate	4.69%	5.68%
Dividend yield	—%	—%
Expected volatility	—%	—%
Expected life in years	10	10
Per share fair value of options at grant date	$3.84	4.16

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. In applying the treasury stock method, book value per share was used in place of market value per share because there is no active market for the Company’s common stock.

Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net earnings, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows (in thousands):

	Years Ended December 31,
	2003	2002
Holding gains (losses) on available-for-sale securities	$(626)	519
Gains realized in earnings	—	(11)

Net unrealized gains (losses)	(626)	508
Tax effect	235	(190)

Net-of-tax amount	$(391)	318

Recent Pronouncements. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In January 2003, the FASB issued (Revised in December 2003) FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale

Securities have been classified according to management’s intention. The carrying amount of securities and their approximate fair values at December 31, 2003 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2003:
U.S. Government agencies	$12,039	189	—	12,228
Municipal security	546	—	(22)	524
Mortgage-backed securities	27,438	—	(213)	27,225

Total	$40,023	189	(235)	39,977

At December 31, 2002:
U.S. Government agencies	15,072	399	—	15,471
Mortgage-backed securities	8,906	181	—	9,087

Total	$23,978	580	—	24,558

The scheduled maturities of securities at December 31, 2003 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$996	1,016
Due after one through five years	11,043	11,212
Due after ten years	546	524
Mortgage-backed securities	27,438	27,225

Total	$40,023	39,977

There were no sale of securities during the year ended December 31, 2003. Securities sales were as follows for the year ended December 31, 2002 (in thousands):

2002
Gross proceeds	$917

Gross gains	11
Gross losses	—

Net gains	$11

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans

The components of loans are as follows (in thousands):

	At December 31,
	2003	2002
Residential real estate	$3,812	—
Commercial real estate	80,976	63,377
Commercial	13,810	14,575
Consumer	4,366	2,132

Total loans	102,964	80,084
Less:
Net deferred loan fees	(294)	(278)
Allowance for loan losses	(1,340)	(998)

Loans, net	$101,330	78,808

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2003	2002
Beginning balance	$998	524
Provision for loan losses	342	474

Ending balance	$1,340	998

The Company had no impaired loans in 2003 or 2002. The Company had no nonaccrual loans or loans past due 90 days or more but accruing in 2003 and 2002.

(4) Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2003	2002
Land	$525	525
Buildings	533	225
Leasehold improvements	131	125
Software	388	297
Furniture, fixtures and equipment	655	434

Total, at cost	2,232	1,606

Less accumulated depreciation and amortization	(585)	(506)

Premises and equipment, net	$1,647	1,100

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4) Premises and Equipment, Continued

The Company leases certain facilities under operating leases. The leases require the Company to pay certain insurance, maintenance, real estate taxes and other annual adjustments also and contains renewal options. Rent expense was approximately $213,000 and $221,000 for the years ended December 31, 2003 and 2002, respectively. Future minimum rental commitments under these noncancelable leases are approximately as follows (in thousands):

Year Ending December 31,	Minimum Annual Rental Payment
2004	$272
2005	272
2006	277
2007	282
2008	288
Thereafter	584

$1,975

(5) Deposits

Time deposits included the following amounts (in thousands):

	At December 31,
	2003	2002
Certificates of deposit $100,000 and over	$27,826	17,801
Certificates of deposit under $100,000	47,287	33,610
Brokered certificates of deposit	12,978	3,418

	$88,091	54,829

A schedule of maturities of time deposits at December 31, 2003 follows (in thousands):

Year Ending December 31,	Amount
2004	$47,667
2005	21,598
2006	7,746
2007	6,013
2008	5,067

$88,091

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6) Benefit Agreement

The Company has Salary Continuation Agreements (the “Agreements”) with certain officers which require the Company to provide salary continuation benefits to them upon retirement. The Agreements require the Company to pay monthly benefits, as calculated in the Agreements, for fifteen years following their normal retirement age, provide for salary continuation in the event of a change in control of the Company and for early voluntary termination. The Company is accruing the present value of the future benefits over the term of the Agreements. The Company has purchased life insurance policies on the officers which although not formally linked, have future cash values that exceed the estimated future benefits. The Company expensed approximately $30,000 and $27,000, respectively, under these Agreements in 2003 and 2002.

(7) Federal Home Loan Bank Advances

The Federal Home Loan Bank of Atlanta (“FHLB”) advances are collateralized by securities available for sale with a carrying value of approximately $3,603,000 and a blanket-floating lien on loans secured by commercial and residential real estate at December 31, 2003 and 2002. The details are as follows ($ in thousands):

Maturing in Year Ending December 31,	Fixed or Variable Lease	Interest Rate at December 31,	At December 31,
			2003	2002
2003	Fixed	2.17%	$—	6,000
2004	Fixed	1.19	2,000	—
2005	Fixed	2.26	4,000	—
2006	Fixed	3.41	2,000	—

Total			$8,000	6,000

(8) Other Borrowing

The other borrowing is as follows (in thousands):

	At December 31,
	2003	2002
Securities sold under an agreement to repurchase	$5,873	2,940

The security sold under the repurchase agreement was delivered to the broker-dealer who arranged the transaction. The agreement at December 31, 2003 matures within three months. Information concerning the securities sold under an agreements to repurchase is summarized as follows ($ in thousands):

	Year Ended December 31,
	2003	2002
Average balance during the year	$5,062	3,678
Average interest rate during the year	2.69%	2.04%
Maximum month-end balance during the year	$8,500	4,824

At December 31, 2003 and 2002, the Company had variable-rate lines of credit from other financial institutions, excluding the Federal Home Loan Bank of Atlanta, totaling approximately $5.5 million and $4.8 million, respectively. At December 31, 2003 and 2002, there were no borrowings against these lines.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9) Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31, were as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,766	7,766	6,056	6,056
Securities available for sale	39,977	39,977	24,558	24,558
Loans	101,330	101,485	78,808	80,554
Federal Home Loan Bank stock	400	400	300	300
Accrued interest receivable	567	567	515	515

Financial liabilities:
Deposit liabilities	124,055	125,241	89,451	92,270
Federal Home Loan Bank advances	8,000	8,119	6,000	6,026
Other borrowings	5,873	5,873	2,940	2,940

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit to customers is essentially the same as that involved in extending loan facilities to customers.

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk follows at December 31, 2003 (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Unused lines of credit	$17,493	6	6

Commitments to extend credit	$16,932	—	—

Standby letters of credit	$282	—	—

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10) Stock Option Plan

Certain key employees, directors and ex-employees of the Company have options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, 204,000 shares may be issued. At December 31, 2003, 23,150 remain available for grant. Some options are fully vested when granted while others generally vest over five years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2001	168,000	$10	10	1,680

Options granted	9,900	10	10	99
Options forfeited	(300)	(10)	(10)	(3)

Outstanding at December 31, 2002	177,600	10	10	1,776
Options granted	3,250	10	10	33

Outstanding at December 31, 2003	180,850	$10	10	1,809

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2003 and 2002 was seventy-nine months and ninety months, respectively.

These options are exercisable as follows ($ in thousands, except per share amounts):

Year Ending	Number of Shares	Weighted-Average Exercise Price
Currently exercisable	155,744	$10
2004	12,525	10
2005	6,900	10
2006	2,431	10
2007	3,250	10

	180,850	$10

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11) Earnings Per Share (“EPS”)

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of the weighted-average number of shares for diluted EPS.

	Weighted-Average Shares For the Years Ended December 31,
	2003	2002
For Basic EPS	1,324,545	1,320,700
Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants	31,792	—

For Diluted EPS	1,356,337	1,320,700

For the year ended December 31, 2002, the effect of outstanding warrants and stock options, was not dilutive on EPS. Shares not included in the computations of diluted earnings per share because the option and warrants exercise price was not less than the average book value are as follows:

	Number of Shares	Price Range	Year Issued	Year Expiring
Options	177,600	$10.00	2000-2002	2010-2012
Warrants	1,320,700	$10.00	1999	2004

(12) Credit Risk

The Company grants the majority of its loans throughout Hillsborough County, Florida. A significant portion of its borrowers ability to honor their contracts is dependent upon the economy of Hillsborough County, Florida.

(13) Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Year Ended December 31,
	2003	2002
Current:
Federal	$635	47
State	108	8

Total current	743	55

Deferred:
Federal	(114)	312
State	(20)	53

Total deferred	(134)	365

Total income taxes	$609	420

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13) Income Taxes, Continued

The income taxes is different than that computed by applying the Federal statutory rate as indicated in the following analysis (in thousands):

	2003		2002
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income taxes at statutory Federal income tax rate	$547	34.0%	$365	34.0%
Increase resulting from:
State taxes, net of federal tax benefit	58	3.6	39	3.6
Other	4.2		16	1.5

Income taxes	$609	37.8%	$420	39.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$376	247
Organizational and start-up costs	39	87
Deferred compensation	21	10
Unrealized loss on securities available for sale	17	—

Deferred tax assets	453	344

Deferred tax liabilities:
Unrealized gain on securities available for sale	—	(218)
Accrual to cash conversion	(75)	(155)
Accumulated depreciation	(71)	(33)

Deferred tax liabilities	(146)	(406)

Net deferred tax asset (liability)	$307	(62)

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14) Warrants

The Company issued warrants in conjunction with the sale of the its common stock. One warrant and one share of common stock were sold as a unit in the Company’s public offering. At December 31, 2003 and 2002, 1,276,520 and 1,320,700 warrants were outstanding. Each warrant entitles the holder to purchase one share of common stock for $10 until February 2004, however, the Company has the option to accelerate the warrant exercise period. During the year ended December 31, 2003, 44,180 warrants were exercised. Proceeds from the exercised warrants was approximately $420,000 net offering costs of approximately $22,000.

(15) Related Party Transactions

In the ordinary course of business, the Company has granted loans to and accepted deposits from principal officers and directors and their affiliates. These are summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002
Beginning balance	$5,202	2,259
Additions	1,710	4,372
Repayments	(1,363)	(1,429)

Ending balance	$5,549	5,202

Deposits at year end	$8,845	8,032

(16) Restrictions on Dividends

The Company’s ability to pay cash dividends on its common stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $3,769,000 at December 31, 2003. The amount of dividends the Bank is permitted to pay to the Company is restricted to 100% of its calendar year-to-date net earnings plus retained earnings for the preceding two years. Twenty percent of the net earnings in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of the Bank’s common stock then outstanding. In addition, no bank may pay a dividend at any time that net earnings in the current year when combined with retained earnings from the preceding two years produce a loss. Under Florida law, a Florida chartered commercial bank may not pay cash dividends that would cause the Bank’s capital to fall below the minimum amount required by Federal or Florida law.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(17) Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2003:
Total capital to Risk - Weighted assets:
Bank	$12,532	10.98%	$9,128	8.00%	$11,410	10.00%
Consolidated	15,515	13.49	9,203	8.00	N/A	N/A
Tier I Capital to Risk - Weighted Assets:
Bank	11,199	9.81	4,564	4.00	6,846	6.00
Consolidated	14,175	12.32	4,602	4.00	N/A	N/A
Tier I Capital to Total Assets:
Bank	11,199	7.73	5,794	4.00	7,242	5.00
Consolidated	14,175	9.71	5,843	4.00	N/A	N/A

As of December 31, 2002:
Total capital to Risk - Weighted assets:
Bank	10,378	11.82	7,022	8.00	8,778	10.00
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier I Capital to Risk - Weighted Assets:
Bank	9,392	10.70	3,511	4.00	5,267	6.00
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier I Capital to Total Assets:
Bank	9,392	8.69	4,322	4.00	5,403	5.00
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18) Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit sharing plan are discretionary and are determined annually. The Company made contributions of approximately $10,000 and $13,000 during 2003 and 2002, respectively.

(19) Parent Company Only Financial Information

The Holding Company’s unconsolidated financial information follows:

Condensed Balance Sheets

(In thousands)

	At December 31,
	2003	2002
Assets
Cash	$2,065	2,265
Investment in subsidiary	11,335	9,753
Loans, net of allowance for loan losses of $13	703	1,129
Other assets	224	252

Total assets	$14,327	13,399

Liabilities and Stockholders’ Equity

Liabilities	2	103
Stockholders’ equity	14,325	13,296

Total liabilities and stockholders’ equity	$14,327	13,399

Condensed Statements of Earnings

(In thousands)

	Year Ended December 31,
	2003	2002
Revenues	$71	38
Expenses	(28)	(32)
Income taxes	(16)	(2)

Income before earnings of subsidiary	27	4

Net earnings of subsidiary	973	650

Net earnings	$1,000	654

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19) Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,000	654
Adjustments to reconcile net earnings to net cash used in operating activities:
(Credit) provision for loan losses	(5)	13
Equity in undistributed earnings of subsidiary	(973)	(650)
Net decrease (increase) in other assets	28	(131)
(Decrease) increase in liabilities	(101)	4

Net cash used in operating activities	(51)	(110)

Cash flows from investing activities:
Net decrease (increase) in loans	431	(1,142)
Investment in subsidiary	(1,000)	(1,000)

Net cash used in investing activities	(569)	(2,142)

Cash flows from financing activity -
Net proceeds from warrants exercised	420	—

Net decrease in cash and cash equivalents	(200)	(2,252)

Cash and cash equivalents at beginning of the year	2,265	4,517

Cash and cash equivalents at end of year	$2,065	2,265

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither FBBI nor the Bank had any disagreements with accountants on accounting and financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed with the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of FBBI concluded that FBBI’s disclosure controls and procedures were adequate for the above described purpose.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company hereby incorporates by reference the sections entitled “General Information,” “Election of Class I Directors”, “Board of Directors” and “Section 16(a) Beneficial Ownership Compliance” contained in pages 1 through 15of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 12, 2004.

As of December 31, 2003, FBBI’s Board was still considering whether to adopt a specific code of ethics that applies to its principal executive officer or principal financial officer.

ITEM 10. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the sections entitled “Executive Compensation” and “Summary Compensation Table contained at pages 9 through 11 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 12, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the section entitled “General Information” on pages 1 through 4 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 12, 2004.

(b) Security Ownership of Management

The Company hereby incorporates by reference the section entitled “General Information” on pages 1 through 4 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 12, 2004.

(c) Changes in Control

As of December 31, 2003, the Company was not aware of any arrangements that may result in a change in control of the Company.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference the information contained in Part 2, Item 5 of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” on pages 11 through 12 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 12, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits marked by (a) were previously filed with FBBI’s Registration Statement on Form SB-2, filed with the SEC on September 30, 1998; the exhibit marked by (b) were previously filed with Amendment No. 3 to FBBI’s Registration Statement on Form SB-2, filed with the SEC on February 2, 1999; the exhibits marked by (c) were previously filed with FBBI’s Definitive Form 14-A, filed with the SEC on March 13, 2000; the exhibits marked by (d) were previously filed with FBBI’s Definitive Form 14-A, filed with the SEC on March 16, 2001; the exhibits marked by (e) were previously filed with FBBI’s March 31, 2002 Form 10-QSB, filed with the SEC on May 9, 2002; and the exhibits marked by (f) were previously filed as part of the Company’s June 30, 2002 10-QSB, filed with the SEC on August 8, 2002; and the exhibits marked with a (g) were previously filed with FBBI’s September 30, 2003 Form 10-QSB, filed with the SEC on November 5, 2003.

Exhibit No.	Description of Exhibit

(a) 3.1	Articles of Incorporation of the Company

(a) 3.2	By-laws of the Company

(a) 4.1	Specimen Common Stock Certificate

(d) 4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate

(a) 10.3	Servicing Agreement with M&I Data Services

(b) 10.4	Lease Agreement for Permanent Office

(c) 10.5	2000 Key Employee Stock Compensation Program

(c) 10.6	2000 Directors’ Stock Option Plan

(e) 10.7	Supplemental Executive Retirement Plan

(f) 10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant

(f) 10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren

(e) 10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant

(e) 10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant

(e) 10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren

(e) 10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren

(e) 10.14	Directors’ Written Consent to Action

(g) 10.15	Employment Agreement with Gregory W. Bryant

(g) 10.16	Confidentiality, Non-Compete and Non-Solicitation Agreement with Gregory W. Bryant

10.17	Amendment to Permanent Office Lease

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(d) 99	Charter of the Audit Committee

(b) Reports on Form 8-K

The Company did not file a Form 8-K during the last quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company hereby incorporates by reference the section entitled “Ratification of the Appointment of auditors for the Fiscal Year Ending December 31, 2004” on pages 13 to 14 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 12, 2004.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Business BancGroup, Inc.

Dated: January 29, 2004	By:	/s/ A. Bronson Thayer
A. Bronson Thayer
Chairman of the Board and Chief Executive Officer

Dated: January 29, 2004	By:	/s/ Marti J. Warren
Marti J. Warren
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/ Johnny R. Adcock Johnny R. Adcock, Director	March 4, 2004

/s/ John C. Bierley John C. Bierley, Director	March 5, 2004

/s/ Gregory W. Bryant Gregory W. Bryant, President and Director	January 29, 2004

/s/ Frank G. Cisneros Frank G. Cisneros, Director	March 4, 2004

Lawrence H. Dimmitt, III, Director

Jeff Huenink, Director

/s/ Robert A. Monroe Robert A. Monroe, Director	March 5, 2004

/s/ Eric M. Newman Eric M. Newman, Director	March 4, 2004

/s/ Eiji Sadato Eiji Sadato, Director	March 8, 2004

/s/ A. Bronson Thayer A. Bronson Thayer, Chief Executive Officer and Chairman of the Board of Directors	January 29, 2004