Form 10QSB
period 2004-03-31
FLORIDA BUSINESS BANCGROUP INC
filed 2004-05-06
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	2,420,500 shares
(class)	Outstanding at April 30, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share information)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$4,407	3,856
Federal funds sold	303	3,910

Total cash and cash equivalents	4,710	7,766

Securities available for sale	56,234	39,977
Loans, net of allowance for loan losses of $1,560 and $1,340	107,137	101,330
Federal Home Loan Bank stock	400	400
Premises and equipment, net	1,655	1,647
Deferred tax asset	326	307
Accrued interest receivable	631	567
Other assets	1,512	1,207

Total assets	$172,605	153,201

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	11,680	11,479
Savings and NOW deposits	6,379	4,421
Money-market deposits	21,329	20,064
Time deposits	95,912	88,091

Total deposits	135,300	124,055

Federal Home Loan Bank advances	8,000	8,000
Other borrowing	3,292	5,873
Official checks	480	466
Other liabilities	519	482

Total liabilities	147,591	138,876

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 2,414,900 and 1,364,880 shares issued and outstanding	24	14
Additional paid-in capital	24,037	13,550
Retained earnings	1,013	790
Accumulated other comprehensive income (loss)	(60)	(29)

Total stockholders’ equity	25,014	14,325

Total liabilities and stockholders’ equity	$172,605	153,201

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

($ in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$1,779	1,387
Securities	373	259
Other	17	19

Total interest income	2,169	1,665

Interest expense:
Deposits	744	669
Other borrowings	63	40

Total interest expense	807	709

Net interest income	1,362	956

Provision for loan losses	220	10

Net interest income after provision for loan losses	1,142	946

Noninterest income:
Service charges and fees on deposit accounts	74	65
Other	18	11

Total noninterest income	92	76

Total noninterest expenses:
Compensation and benefits	418	284
Occupancy	158	94
Data processing	57	48
Courier expense	31	27
Professional fees	30	28
Advertising	39	15
Other expenses	142	87

Total noninterest expenses	875	583

Earnings before income taxes	359	439

Income taxes	136	165

Net earnings	$223	274

Basic and diluted earnings per share	$.12	.21

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

Three Months Ended March 31, 2004 and 2003

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit )	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	1,320,700	$13	13,131	(210)	362	13,296

Comprehensive income:

Net earnings for the three months ended March 31, 2003 (unaudited)	—	—	—	274	—	274

Net change in unrealized gain on securities available for sale, net tax of $37 (unaudited)	—	—	—	—	(63)	(63)

Comprehensive income (unaudited)						211

Balance at March 31, 2003 (unaudited)	1,320,700	$13	13,131	64	299	13,507

Balance at December 31, 2003	1,364,880	$14	13,550	790	(29)	14,325

Comprehensive income:

Net earnings for the three months ended March 31, 2004 (unaudited)	—	—	—	223	—	223

Net change in unrealized loss on securities available for sale, net tax of $19 (unaudited)	—	—	—	—	(31)	(31)

Comprehensive income (unaudited)						192

Proceeds from warrants exercised (net of offering costs of $3) (unaudited)	1,050,020	10	10,487	—	—	10,497

Balance at March 31, 2004 (unaudited)	2,414,900	$24	24,037	1,013	(60)	25,014

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$223	274
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	53	25
Provision for loan losses	220	10
Deferred income taxes	—	20
Amortization of deferred loan fees	(3)	(8)
Increase in accrued interest receivable and other assets	(369)	(147)
Net increase in official checks	14	363
Net increase in other liabilities	37	205

Net cash provided by operating activities	175	742

Cash flows from investing activities:
Purchase of securities available for sale	(23,864)	(5,121)
Proceeds from sales and calls of securities available for sale	6,280	737
Principal pay-downs on securities available for sale	1,277	992
Net increase in loans	(6,024)	(716)
Net purchase of premises and equipment	(61)	(290)

Net cash used in investing activities	(22,392)	(4,398)

Cash flows from financing activities:
Net increase in deposits	11,245	3,512
Net (decrease) increase in other borrowings	(2,581)	23
Proceeds from warrants exercised	10,497	—

Net cash provided by financing activities	19,161	3,535

Net decrease in cash and cash equivalents	(3,056)	(121)

Cash and cash equivalents at beginning of period	7,766	6,056

Cash and cash equivalents at end of period	$4,710	5,935

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$823	699

Income taxes	$100	65

Noncash items -
Net change in accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(31)	(63)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)    Description of Business and Summary of Significant Accounting Policies

General. Florida Business BancGroup, Inc., a Florida corporation, (the “Holding Company”) owns 100% of the outstanding shares of Bay Cities Bank, a Florida-chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (collectively, the “Company”). The Bank’s deposits are insured, up to the limit allowed by law, by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals primarily in Hillsborough County, Florida.

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

(2)    Loan Impairment and Losses

The activity in the allowance for loan losses is as follows (in thousands):

	March 31,
	2004	2003
Balance at beginning of period	$1,340	998
Provision for loan losses	220	10

Balance at end of period	$1,560	1,008

At March 31, 2003, Management had not identified any impaired loans. Impaired collateral dependent loans were as follows (in thousands):

Three Months Ended March 31, 2004
Balance at end of period	$404

Total related allowance for losses	$202

Average investment in impaired loans	$4

Interest income recognized on impaired loans	$—

Interest income received on impaired loans	$—

At March 31, 2004 and 2003, there were no nonaccrual loans or loans ninety days past due and still accruing interest.

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

	Weighted-Average Shares at March 31,
	2004	2003
For Basic EPS	1,894,298	1,320,700
Effect of dilutive securities- Incremental shares from assumed conversion of options and warrants	1,187	2,347

For Diluted EPS	1,895,485	1,323,047

Shares not included in the computations of diluted earnings per share because the options exercise price was not less than the average book value for the three-months ended March 31, 2004 are as follows:

	Number of Shares	Price Range	Year Issued	Year Expiring
Options	23,000	$10.50-11.00	2004	2014

(4)    Stock Option Plans

Certain key employees, directors and ex-employees of the Company have options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, the total number of shares which may be issued shall not exceed 324,000 (amended). At March 31, 2004, 120,150 remain available for grant. Some options are fully vested when granted while others generally vest over five years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2003	180,850	$10.00	10.00	1,809
Options granted	23,000	10.50-11.00	10.54	242

Outstanding at March 31, 2004	203,850	$10.00-11.00	10.06	2,051

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)    Stock Option Plans, Continued

The Company accounts their stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 to stock-based employee compensation ($ in thousands except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$223	274
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(12)	(9)

Proforma net earnings	$211	265

	Three Months Ended March 31,
	2004	2003
Earnings per share:
Basic and diluted, as reported	$.12	.21

Basic and diluted, proforma	$.11	.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	4.53%	4.69%
Dividend yield	—%	—%
Expected volatility	9.06%	—%
Expected life in years	10	10
Per share fair value of options at grant date	$3.37	3.84

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)    Regulatory Matters

The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	21.01%	8.00%
Bank	12.74%	8.00%
Tier I capital to risk-weighted assets:
Company	19.77%	4.00%
Bank	11.49%	4.00%
Tier I capital to total assets - leverage ratio:
Company	15.56%	4.00%
Bank	9.03%	4.00%

(6)    Warrants

The Company issued warrants in conjunction with the sale of the its common stock. One warrant and one share of common stock were sold as a unit in the Company’s public offering. At March 31, 2004 no warrants were outstanding. Each warrant entitled the holder to purchase one share of common stock for $10 until February 2004. During the three months ended March 31, 2004, 1,050,020 warrants were exercised. Proceeds from the exercised warrants were approximately $10,497,000, net offering costs of approximately $3,000. During the three months ended March 31, 2003, 226,520 warrants expired.

(7)    Commitments

During the three months ended March 31, 2004, the Bank entered into agreements to purchase two sites for future branch locations for approximately $1,850,000. The Bank expects to open one branch in the fourth quarter of 2004 and the other branch in the first quarter of 2005.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

Florida Business BancGroup, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Business BancGroup, Inc. and Subsidiary (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 9, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

April 20, 2004

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of March 31, 2004 and December 31, 2003

General

Florida Business BancGroup, Inc., a Florida corporation, (the “Holding Company”) owns 100% of the outstanding shares of Bay Cities Bank, a Florida-chartered commercial bank (the “Bank”). The Holding Company’s only business is the ownership and operations of the Bank (Collectively, the “Company”). The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to business and individuals primarily in Hillsborough County, Florida.

Liquidity and Capital Resources

During the three months ended March 31, 2004, the Company’s primary sources of funds consisted of proceeds from warrants exercised of $10.5 million, deposit inflows of $11.2 million, proceeds from principal pay-downs and calls of securities available for sale of $7.6 million and cash provided by operations or $175,000. The Company used its capital resources principally to fund existing and continuing loan commitments, net of principal repayments of $6.0 million, to purchase securities of $23.9 million and to repay other borrowings of $2.6 million.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2004, the Bank had liquidity of approximately $54 million, or approximately 37% of total deposits.

Management believes the Company and the Bank were in compliance with all minimum capital requirements which they were subject to at March 31, 2004. See note 5 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

A summary of the contract amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at March 31, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$29,988

Unused lines of credit	$15,820

Standby letters of credit	$282

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all of its exiting commitments will be funded in the next twelve months. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Three Months Ended March 31, 2003
Average equity as a percentage of average assets	12.16%	9.66%	11.60%

Equity to total assets at end of period	14.49%	9.35%	11.57%

Return on average assets (1)	.56%	.71%	95%

Return on average equity (1)	4.61%	7.38%	8.18%

Noninterest expenses to average assets (1)	2.20%	1.97%	2.02%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the three months ended March 31.

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

		Three Months Ended March 31,
		2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans	$105,910	1,779	6.72%	$77,848	1,387	7.13%
Securities	40,710	373	3.66	25,542	259	4.06
Other interest-earning assets (1)	4,322	17	1.57	5,681	19	1.34

Total interest-earning assets	150,942	2,169	5.75	109,071	1,665	6.11

Noninterest-earning assets	8,407			6,470

Total assets	$159,349			$115,541

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	26,010	72	1.11	21,457	85	1.58
Time deposits	86,887	672	3.09	60,985	584	3.83

Total interest-bearing deposits	112,897	744	2.64	82,442	669	3.25
Borrowings (2)	13,585	63	1.86	8,969	40	1.78

Total interest-bearing liabilities	126,482	807	2.55	91,411	709	3.10

Noninterest-bearing liabilities	13,498			10,728
Stockholders’ equity	19,369			13,402

Total liabilities and stockholders’ equity	$159,349			$115,541

Net interest income		$1,362			$956

Interest-rate spread (3)			3.20%			3.01%

Net interest margin (4)			3.61%			3.51%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.19

(1)	Includes Federal Home Loan Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.
(2)	Includes Federal Home Loan Bank advances and repurchase agreements.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

General. Net earnings for the three months ended March 31, 2004 were $223,000 or $0.12 per basic and diluted share compared to net earnings of $274,000 or $0.21 per basic and diluted share for the same period in 2003. The decrease in earnings was primarily due to increases in the provision for loan losses and noninterest expenses which was partially offset by an increase in net interest income resulting from growth in the Company’s interest earning assets.

Interest Income and Expense. Interest income increased to $2.2 million for the three-month period ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. Interest on loans increased to $1.8 million due to an increase in the average loan portfolio balance in 2004 to $105.9 million from $77.8 million in 2003 which was only partially offset by a decrease in the weighted-average yield earned in 2004 to 6.72% from 7.13% in 2003. Interest on securities increased to $373,000 for the three-months ended March 31, 2004 compared to $259,000 in 2003 due to an increase in the average portfolio balance to $40.7 million from $25.5 million for 2003 which was partially offset by a decrease in the average yield earned to 3.66% in 2004 from 4.06% in 2003. Interest on other interest-earning assets decreased from $19,000 for the three-months ended March 31, 2003 to $17,000 for the three months ended March 31, 2004.

Interest expense on interest-bearing deposits increased to $744,000 for the three-months ended March 31, 2004 from $669,000 in 2003. The increase is due to an increase in average interest-bearing deposits in 2004 to $112.9 million from $82.4 million in 2003 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2004 to 2.64% from 3.25% in 2003.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $220,000 for the three-month period ended March 31, 2004 compared to $10,000 for the same period in 2003. The increase is due to the growth of the loan portfolio and the downgrade of one commercial loan by management. The allowance for loan losses is $1,560,000 at March 31, 2004. While management believes that its allowance for loan losses is adequate as of March 31, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $92,000 in 2004 from $76,000 for the three- months ended March 31, 2003. The increase was due to a increase in service charges and fees on deposit account due to the growth in deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $875,000 for the three-months ended March 31, 2004 from $583,000 for the comparable period ended March 31, 2003. The increase was due to an increase in salaries and employee benefits, occupancy and other expense due to the opening of a second banking office in the second quarter of 2003.

Income Taxes. Income taxes for the three-months ended March 31, 2004 were $136,000 (an effective rate of 38%) compared to income taxes of $165,000 in 2003 (an effective rate of 38%).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of March 31, 2004.

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

(b) Reports on Form 8-K. Registrant filed no Form 8-K’s during the three months ended March 31, 2004.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC. (Registrant)

Date: May 6, 2004	By:	/s/ A. Bronson Thayer

A. Bronson Thayer, Chairman and Chief Executive Officer

Date: May 6, 2004	By:	/s/ Marti J. Warren

Marti J. Warren, Principal Financial Officer