Form 10QSB
period 2004-06-30
FLORIDA BUSINESS BANCGROUP INC
filed 2004-08-10
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	2,442,000 shares
(class)	Outstanding at July 27, 2004

Transitional Small Business Format (Check One): YES ☐ NO ☒

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share information)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$5,427	3,856
Federal funds sold	6,181	3,910

Total cash and cash equivalents	11,608	7,766
Securities available for sale	51,014	39,453
Securities held to maturity	1,041	524
Loans, net of allowance for loan losses of $1,653 and $1,340	108,464	101,330
Federal Home Loan Bank stock	400	400
Premises and equipment, net	1,900	1,647
Deferred tax asset	902	307
Accrued interest receivable	636	567
Bank owned life insurance	801	785
Other assets	889	422

Total assets	$177,655	153,201

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	17,807	11,479
Savings and NOW deposits	5,488	4,421
Money-market deposits	23,055	20,064
Time deposits	94,857	88,091

Total deposits	141,207	124,055
Federal Home Loan Bank advances	8,000	8,000
Other borrowing	2,859	5,873
Official checks	466	466
Other liabilities	499	482

Total liabilities	153,031	138,876

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 2,442,000 and 1,364,880 shares issued and outstanding	25	14
Additional paid-in capital	24,308	13,550
Retained earnings	1,307	790
Accumulated other comprehensive income (loss)	(1,016)	(29)

Total stockholders’ equity	24,624	14,325

Total liabilities and stockholders’ equity	$177,655	153,201

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

($ in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$1,794	1,517	3,573	2,904
Securities	460	250	833	509
Other	5	15	22	34

Total interest income	2,259	1,782	4,428	3,447

Interest expense:
Deposits	789	687	1,533	1,356
Borrowings	60	55	123	95

Total interest expense	849	742	1,656	1,451

Net interest income	1,410	1,040	2,772	1,996
Provision for loan losses	93	144	313	154

Net interest income after provision for loan losses	1,317	896	2,459	1,842

Noninterest income:
Service charges and fees on deposit accounts	95	55	169	120
Other	10	13	28	24

Total noninterest income	105	68	197	144

Noninterest expenses:
Compensation and benefits	440	334	858	618
Occupancy	154	122	312	216
Data processing	57	58	114	106
Professional fees	30	27	60	55
Courier expense	31	28	62	55
Advertising	53	32	92	47
Other expenses	181	109	323	196

Total noninterest expenses	946	710	1,821	1,293

Earnings before income taxes	476	254	835	693
Income taxes	182	95	318	260

Net earnings	$294	159	517	433

Basic and diluted earnings per share	$.12	.12	.24	.33

Dividends per share	—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

Six Months Ended June 30, 2004 and 2003

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit )	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	1,320,700	$13	13,131	(210)	362	13,296

Comprehensive income:
Net earnings for the six months ended June 30, 2003 (unaudited)	—	—	—	433	—	433
Net change in unrealized gain on securities available for sale, net of tax of $59 (unaudited)	—	—	—	—	(99)	(99)

Comprehensive income (unaudited)	—	—	—	—	—	334

Balance at June 30, 2003 (unaudited)	1,320,700	$13	13,131	223	263	13,630

Balance at December 31, 2003	1,364,880	$14	13,550	790	(29)	14,325

Comprehensive income:
Net earnings for the six months ended June 30, 2004 (unaudited)	—	—	—	517	—	517
Net change in unrealized loss on securities available for sale, net of tax of $595 (unaudited)	—	—	—	—	(987)	(987)

Comprehensive income (unaudited)	—	—	—	—	—	(470)

Proceeds from warrants exercised (net of offering costs of $3) (unaudited)	1,075,620	11	10,743	—	—	10,754
Proceeds from stock options exercised (unaudited)	1,500	—	15	—	—	15

Balance at June 30, 2004 (unaudited)	2,442,000	$25	24,308	1,307	(1,016)	24,624

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$517	433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	106	64
Provision for loan losses	313	154
Credit for deferred income taxes	—	(1)
Amortization of deferred loan fees	(36)	(8)
Increase in bank owned life insurance	(16)	—
Increase in accrued interest receivable and other assets	(536)	(190)
Increase in official checks	—	45
Increase in other liabilities	17	158

Net cash provided by operating activities	365	655

Cash flows from investing activities:
Net increase in loans	(7,411)	(11,158)
Purchase of securities	(24,295)	(21,093)
Proceeds from calls of securities	6,480	7,365
Principal pay-downs on securities	4,155	3,000
Purchase of Federal Home Loan Bank stock	—	(100)
Purchase of premises and equipment	(359)	(567)

Net cash used in investing activities	(21,430)	(22,553)

Cash flows from financing activities:
Net increase in deposits	17,152	13,253
Net (decrease) increase in other borrowings	(3,014)	5,560
Net decrease in Federal Home Loan Bank advances	—	2,000
Proceeds from warrants and stock options exercised	10,769	—

Net cash provided by financing activities	24,907	20,813

Net increase (decrease) in cash and cash equivalents	3,842	(1,085)
Cash and cash equivalents at beginning of period	7,766	6,056

Cash and cash equivalents at end of period	$11,608	4,971

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,655	1,451

Income taxes	$318	356

Noncash item-
Change in accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(987)	(99)

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

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, the results of operations for the three- and six-month periods ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

(2)	Loan Impairment and Losses

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$1,560	1,008	1,340	998
Provision for loan losses	93	144	313	154

Balance at end of period	$1,653	1,152	1,653	1,152

There were no loans identified as impaired during the six months ended June 30, 2003. Loans identified as impaired at June 30, 2004 and for the three- and six-month periods ended June 30, 2004 are as follows (in thousands):

At June 30, 2004
Gross loans with related allowance for losses recorded	$804
Less: Allowance on these loans	(301)

Net investment in impaired loans	$503

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loan Impairment and Losses, Continued

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Average net investment in impaired loans	$502	309

Interest income recognized on impaired loans	$11	13

Interest income received on impaired loans	$8	11

On July 7, 2004, impaired loans in the amount of $288,000 were paid off.

Nonaccrual and past due loans were as follows (in thousands):

At June 30, 2004
Nonaccrual loans	$401
Past due ninety days or more, but still accruing	—

$401

(3)	Earnings Per Share

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

	Weighted-Average Shares
Three Months Ended June 30:	2004	2003
For Basic EPS	2,427,138	1,320,700
Effect of dilutive securities-
Incremental shares from assumed conversion of options	2,434	2,944

For Diluted EPS	2,429,572	1,323,644

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3)	Earnings Per Share, Continued

	Weighted-Average Shares
Six Months Ended June 30:	2004	2003
For Basic EPS	2,136,854	1,320,700
Effect of dilutive securities- Incremental shares from assumed conversion of options	3,925	2,944

For Diluted EPS	2,140,779	1,323,644

Shares not included in the computations of diluted earnings per share during the three and six months ending June 30, 2004 because the options exercise price was not less than the market value are as follows:

Number of shares	29,500
Exercise price	$10.50 -11.00
Year issued	2004
Year expiring	2014

(4)	Stock Option Plans

Certain key employees, directors and ex-employees of the Company have options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, the total number of shares which may be issued shall not exceed 248,200 (amended). At June 30, 2004, 38,850 shares remain available for grant. Some options are fully vested when granted while others generally vest over five years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2002	177,600	$10.00	10.00	1,776
Options granted	3,000	10.00	10.00	30

Outstanding at June 30, 2003	180,600	$10.00	10.00	1,806

Outstanding at December 31, 2003	180,850	10.00	10.00	1,809
Options granted	30,000	10.50-11.00	10.65	320
Options forfeited	(1,500)	10.00	10.00	(15)

Outstanding at June 30, 2004	209,350	$10.00-11.00	10.10	2,114

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4)	Stock Option Plans, Continued

The Company accounts their stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$294	159	517	433
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(13)	(9)	(25)	(18)

Proforma net earnings	$281	150	492	415

Basic earnings per share:
As reported	$.12	.12	.24	.33

Proforma	$.12	.11	.23	.31

Diluted earnings per share:
As reported	$.12	.12	.24	.33

Proforma	$.12	.11	.23	.31

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	5.08%	—%	4.53%-5.08%	4.69%
Dividend yield	—%	—%	—%	—%
Expected volatility	8.01%	—%	9.6%-8.01%	—%
Expected life in years	10	—	10	10
Per share fair value of options at grant date	$3.38	—	3.37- 3.38	3.84

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5)	Regulatory Matters

The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	20.30%	8.00%
Bank	12.06%	8.00%
Tier I capital to risk-weighted assets:
Company	19.05%	4.00%
Bank	10.81%	4.00%
Tier I capital to total assets - leverage ratio:
Company	14.15%	4.00%
Bank	8.06%	4.00%

(6)	Warrants

The Company issued warrants in conjunction with the sale of the its common stock. One warrant and one share of common stock were sold as a unit in the Company’s public offering. At June 30, 2004 no warrants were outstanding. Each warrant entitled the holder to purchase one share of common stock for $10 until February 2004. During the six months ended June 30, 2004, 1,075,620 warrants were exercised. Proceeds from the exercised warrants were approximately $10,754,000, net offering costs of approximately $3,000.

(7)	Commitments

During the six months ended June 30, 2004, the Bank entered into agreements to purchase two sites for future branch locations for approximately $1,850,000. The Bank expects to open one branch in the fourth quarter of 2004 and the other branch in the first quarter of 2005.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six-month periods ended June 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Florida Business BancGroup, Inc.

Tampa, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the “Company”) as of June 30, 2004, the related interim condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2004 and 2003 and the related interim condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 9, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

July 9, 2004

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of June 30, 2004 and December 31, 2003

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

Liquidity and Capital Resources

During the six months ended June 30, 2004, the Company’s primary sources of funds consisted of proceeds from warrants exercised of $10.8 million, deposit inflows of $17.2 million, proceeds from principal pay-downs and calls of securities available for sale of $10.6 million and cash provided by operations of $365,000. The Company used its capital resources principally to fund existing and continuing loan commitments, net of principal repayments of $7.4 million, to purchase securities of $24.3 million and to repay other borrowings of $3.0 million.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2004, the Bank had liquidity of approximately $54 million, or approximately 36% of total deposits.

Management believes the Company and the Bank were in compliance with all minimum capital requirements which they were subject to at June 30, 2004. See note 5 to the condensed consolidated financial statements.

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

A summary of the contract amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at June 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$12,486

Unused lines of credit	$25,168

Standby letters of credit	$276

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all of its exiting commitments will be funded in the next twelve months. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003	Six Months Ended June 30, 2003
Average equity as a percentage of average assets	13.02%	9.66%	11.30%
Equity to total assets at end of period	13.86%	9.35%	10.19%
Return on average assets (1)	.61%	.71%	.73%
Return on average equity (1)	4.69%	7.38%	6.43%
Noninterest expenses to average assets (1)	2.15%	1.97%	2.17%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.23%	—%	—%

(1)	Annualized for the six months ended June 30.

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

		Three Months Ended June 30,
		2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$108,835	1,794	6.59%	$83,707	1,517	7.25%
Securities	54,247	460	3.39	27,154	250	3.68
Other interest-earning assets (1)	2,616	5.76		4,140	15	1.45

Total interest-earning assets	165,698	2,259	5.45	115,001	1,782	6.20

Noninterest-earning assets	13,755			7,911

Total assets	$179,453			$122,912

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	27,719	72	1.04	22,611	79	1.40
Time deposits	96,187	717	2.98	65,145	608	3.73

Total interest-bearing deposits	123,906	789	2.55	87,756	687	3.13
Borrowings (2)	11,760	60	2.04	11,128	55	1.98

Total interest-bearing liabilities	135,666	849	2.50	98,884	742	3.00

Noninterest-bearing liabilities	19,089			10,489
Stockholders’ equity	24,698			13,539

Total liabilities and stockholders’ equity	$179,453			$122,912

Net interest income		$1,410			$1,040

Interest-rate spread (3)			2.95%			3.20%

Net interest margin (4)			3.40%			3.62%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.22			1.16

(1)	Includes Federal Home Loan Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.

(2)	Includes Federal Home Loan Bank advances and repurchase agreements.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

		Six Months Ended June 30,
		2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$107,373	3,573	6.66%	$80,793	2,904	7.19%
Securities	47,278	833	3.52	26,231	509	3.88
Other interest-earning assets (1)	3,486	22	1.26	5,028	34	1.35

Total interest-earning assets	158,137	4,428	5.60	112,052	3,447	6.15

Noninterest-earning assets	11,120			7,195

Total assets	$169,257			$119,247

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	26,479	150	1.13	22,037	164	1.49
Time deposits	91,537	1,383	3.02	63,077	1,192	3.78

Total interest-bearing deposits	118,016	1,533	2.60	85,114	1,356	3.19
Borrowings (2)	12,672	123	1.94	10,044	95	1.89

Total interest-bearing liabilities	130,688	1,656	2.53	95,158	1,451	3.05

Noninterest-bearing liabilities	16,536			10,618
Stockholders’ equity	22,033			13,471

Total liabilities and stockholders’ equity	$169,257			$119,247

Net interest income		$2,772			$1,996

Interest-rate spread (3)			3.07%			3.10%

Net interest margin (4)			3.51%			3.56%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.18

(1)	Includes Federal Home Loan Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.

(2)	Includes Federal Home Loan Bank advances and repurchase agreements.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

General. Net earnings for the three months ended June 30, 2004 were $294,000 or $.12 per basic and diluted share compared to net earnings of $159,000 or $.12 per basic and diluted share for the same period in 2003. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets which was partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $2.3 million for the three-month period ended June 30, 2004 from $1.8 million for the three months ended June 30, 2003. Interest on loans increased to $1.8 million due to an increase in the average loan portfolio balance in 2004 to $108.8 million from $83.7 million in 2003 which was partially offset by a decrease in the weighted-average yield earned in 2004 to 6.59% from 7.25% in 2003. Interest on securities increased to $460,000 for the three-months ended June 30, 2004 compared to $250,000 in 2003 due to an increase in the average securities portfolio balance in 2004 to $54.2 million from $27.2 million in 2003 which was partially offset by a decrease in the weighted average yield earned in 2004 to 3.39% from 3.68% in 2003. Interest on other interest-earning assets decreased from $15,000 for the three-months ended June 30, 2003 to $5,000 for the three months ended June 30, 2004.

Interest expense on deposits increased to $789,000 for the three-months ended June 30, 2004 from $687,000 in 2003. The increase is due to an increase in the average interest bearing deposits in 2004 to $123.9 million from $87.8 million in 2003 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2004 to 2.55% from 3.13% in 2003.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $93,000 for the three-month period ended June 30, 2004 compared to $144,000 for the same period in 2003. The decrease is due to a smaller increase in the portfolio during the 2004 period compared to the 2003 period. The allowance for loan losses is $1,653,000 at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $105,000 in 2004 from $68,000 for the three- months ended June 30, 2003. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $946,000 for the three-months ended June 30, 2004 from $710,000 for the comparable period ended June 30, 2003. The increase was due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office in the second quarter of 2003.

Income Taxes. Income taxes for the three-months ended June 30, 2004 were $182,000 (an effective rate of 38.2%) compared to income taxes of $95,000 in 2003 (an effective rate of 37.4%).

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

General. Net earnings for the six months ended June 30, 2004 were $517,000 or $.24 per basic and diluted share compared to net earnings of $433,000 or $.33 per basic and diluted share for the same period in 2003. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets which was partially offset by an increase in noninterest expense.

Interest Income and Expense. Interest income increased to $4.4 million for the six-month period ended June 30, 2004 from $3.4 million for the six months ended June 30, 2003. Interest on loans increased to $3.6 million due to an increase in the average loan portfolio balance in 2004 to $107.4 million from $80.8 million in 2003 which was only partially offset by a decrease in the weighted-average yield earned in 2004 to 6.66% from 7.19% in 2003. Interest on securities increased to $833,000 for the six-months ended June 30, 2004 compared to $509,000 in 2003 due to an increase in the average securities portfolio balance in 2004 to $47.3 million from $26.2 million in 2003, partially offset by a decrease in the weighted average yield earned in 2004 to 3.52% from 3.88% in 2003. Interest on other interest-earning assets decreased from $34,000 for the six-months ended June 30, 2003 to $22,000 for the six months ended June 30, 2004.

Interest expense on deposits increased to $1.5 million for the six-months ended June 30, 2004 from $1.4 million in 2003. The increase is due to an increase in the average deposits in 2004 to $118.0 million from $85.1 million in 2003 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2004 to 2.60% from 3.19% in 2003.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $313,000 for the six-month period ended June 30, 2004 compared to $154,000 for the same period in 2003. The increase is due to an increase in the portfolio and the downgrade of one commercial loan by management during the 2004 period. The allowance for loan losses is $1,653,000 at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $197,000 in 2004 from $144,000 for the six- months ended June 30, 2003. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $1.8 million for the six-months ended June 30, 2004 from $1.3 million for the comparable period ended June 30, 2003. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2003.

Income Taxes. The income taxes for the six- months ended June 30, 2004 were $318,000 (an effective rate of 38.1%) compared to an income taxes of $260,000 in 2003 (an effective rate of 37.5%).

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

Registrant has no pending legal proceedings as of June 30, 2004.

Item 2.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Florida Business Bancgroup, Inc., was held on April 27, 2004, to consider the election of four directors. Shareholders elected four directors with terms expiring at the Annual Meeting in 2007. The shareholders also voted upon the amendment of 2000 Key Employee Stock Compensation Program and the ratification of the independent auditors.

At the Annual Meeting, 1,928,050 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, there terms and a summary of the votes cast for each nominee:

Class	Term Expiring	For	Withheld
Johnny R. Adcock	2007	1,926,050	2,000
Jeff Huenink	2007	1,926,050	2,000
Eiji Sadato	2007	1,928,050	—
A. Bronson Thayer	2007	1,928,050	—

The shareholder vote on two other matters considered at the meeting was as follows:

	For	Against	Abstain	Not Voted
Amendment of the 2000 Key Employee Stock Compensation Program	1,798,625	81,925	11,000	36,500

	For	Against	Abstain
Ratification of the independent auditors	1,927,050	-0-	1,000

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 6.	Exhibits and Reports on Form 8-K

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

Exhibit No.		Description of Exhibit
*	3.1	Articles of Incorporation of the Company

*	3.2	By-laws of the Company

*	4.1	Specimen Common Stock Certificate

******	4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate

*	10.3	Servicing Agreement with M&I Data Services

****	10.4	Lease Agreement for Permanent Office

*****	10.5	2000 Key Employee Stock Compensation Program

*****	10.6	2000 Directors’ Stock Option Plan

*******	10.7	Supplemental Executive Retirement Plan

********	10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant

********	10.93	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren

*******	10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant

*******	10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant

*******	10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren

*******	10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren

*******	10.14	Directors’ Written Consent to Action

*********	10.15	Employment Agreement with Gregory W. Bryant

*********	10.16	Confidentiality Non-Compete and Non-Solicitation Agreement with Gregory W. Bryant

	10.17	Amendment I to 2000 Key Employee Stock Compensation Program Charter of the Audit Committee

******	99	Charter of the Audit Committee

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. Registrant filed no Form 8-K during the three months ended June 30, 2004.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC.
(Registrant)

Date: August 10, 2004	By:	/s/ A. BRONSON THAYER
A. Bronson Thayer, Chairman and
Chief Executive Officer

Date: August 10, 2004	By:	/s/ MARTI J. WARREN
Marti J. Warren, Principal Financial Officer