Form 10QSB
period 2004-09-30
FLORIDA BUSINESS BANCGROUP INC
filed 2004-11-08
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 333-65101

FLORIDA BUSINESS BANCGROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	59-3517595
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2202 North Westshore Boulevard, Suite 150 Tampa, Florida	33607
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	2,442,000 shares
(class)	Outstanding at October 28, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share information)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$4,994	3,856
Federal funds sold	2,350	3,910

Total cash and cash equivalents	7,344	7,766

Securities available for sale	47,478	39,453
Securities held to maturity	2,011	524
Loans, net of allowance for loan losses of $1,693 and $1,340	116,667	101,330
Federal Home Loan Bank stock	400	400
Premises and equipment, net	3,844	1,647
Deferred tax asset	556	307
Accrued interest receivable	627	567
Bank owned life insurance	810	785
Other assets	823	422

Total assets	$180,560	153,201

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	16,171	11,479
Savings and NOW deposits	5,329	4,421
Money-market deposits	25,310	20,064
Time deposits	95,502	88,091

Total deposits	142,312	124,055

Federal Home Loan Bank advances	8,000	8,000
Other borrowing	2,483	5,873
Official checks	1,562	466
Other liabilities	631	482

Total liabilities	154,988	138,876

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 2,442,000 and 1,364,880 shares issued and outstanding	25	14
Additional paid-in capital	24,308	13,550
Retained earnings	1,683	790
Accumulated other comprehensive income (loss)	(444)	(29)

Total stockholders’ equity	25,572	14,325

Total liabilities and stockholders’ equity	$180,560	153,201

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

($ in thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$1,890	1,586	5,463	4,490
Securities	440	298	1,273	807
Other	10	5	32	39

Total interest income	2,340	1,889	6,768	5,336

Interest expense:
Deposits	775	697	2,308	2,053
Other borrowings	60	70	183	165

Total interest expense	835	767	2,491	2,218

Net interest income	1,505	1,122	4,277	3,118

Provision for loan losses	40	89	353	243

Net interest income after provision for loan losses	1,465	1,033	3,924	2,875

Noninterest income:
Service charges and fees on deposit accounts	108	81	277	201
Other	19	23	47	47

Total noninterest income	127	104	324	248

Noninterest expenses:
Compensation and benefits	516	344	1,374	962
Occupancy	170	134	482	350
Data processing	60	52	174	158
Professional fees	96	21	156	76
Courier expense	38	30	100	85
Advertising	30	25	122	72
Other expenses	86	125	409	321

Total noninterest expenses	996	731	2,817	2,024

Earnings before income taxes	596	406	1,431	1,099

Income taxes	220	153	538	413

Net earnings	$376	253	893	686

Basic and diluted earnings per share	$.15	.19	.40	.52

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

Nine Months Ended September 30, 2004 and 2003

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit )	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2002	1,320,700	$13	13,131	(210)	362	13,296

Comprehensive income:
Net earnings for the nine months ended September 30, 2003 (unaudited)	—	—	—	686	—	686
Net change in unrealized gain on securities available for sale, net of tax of $240 (unaudited)	—	—	—	—	(400)	(400)

Comprehensive income (unaudited)						286

Proceeds from warrants exercised (net of offering costs of $22 (unaudited)	3,180	—	10	—	—	10

Balance at September 30, 2003 (unaudited)	1,323,880	$13	13,141	476	(38)	13,592

Balance at December 31, 2003	1,364,880	$14	13,550	790	(29)	14,325

Comprehensive income:
Net earnings for the nine months ended September 30, 2004 (unaudited)	—	—	—	893	—	893
Net change in unrealized loss on securities available for sale, net of tax of $249 (unaudited)	—	—	—	—	(415)	(415)

Comprehensive income (unaudited)						478

Proceeds from warrants exercised (net of offering costs of $3 (unaudited)	1,075,620	11	10,743	—	—	10,754
Proceeds from stock options exercised	1,500	—	15	—	—	15

Balance at September 30, 2004 (unaudited)	2,442,000	25	$24,308	1,683	(444)	25,572

See Accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$893	686
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	164	124
Provision for loan losses	353	243
Amortization of loan fees (costs)	(32)	48
Increase in bank owned life insurance	(25)	—
Increase in accrued interest receivable and other assets	(461)	(167)
Increase in official checks	1,096	434
Increase in other liabilities	149	220

Net cash provided by operating activities	2,137	1,588

Cash flows from investing activities:
Net increase in loans	(15,658)	(17,294)
Net purchase of securities	(24,785)	(24,094)
Proceeds from calls of securities	7,564	7,365
Principal paydowns on securities	7,045	6,590
Purchase of Federal Home Loan Bank stock	—	(100)
Purchase of premises and equipment	(2,361)	(657)

Net cash used in investing activities	(28,195)	(28,190)

Cash flows from financing activities:
Net increase in deposits	18,257	18,233
Proceeds from Federal Home Loan Bank advances	2,000	8,000
Payments of Federal Home Loan Bank advances	(2,000)	(6,000)
Net (decrease) increase in other borrowings	(3,390)	4,823
Net proceeds from warrants & stock options exercised	10,769	10

Net cash provided by financing activities	25,636	25,066

Net decrease in cash and cash equivalents	(422)	(1,536)

Cash and cash equivalents at beginning of period	7,766	6,056

Cash and cash equivalents at end of period	$7,344	4,520

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,431	2,217

Income taxes	$63	457

Noncash item:
Change in unrealized gain (loss) on securities available for sale, net of tax	$(414)	(400)

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

The Company’s fiscal year end is December 31. In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

(2) Loan Impairment and Losses

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$1,653	1,152	1,340	998
Provision for loan losses	40	89	353	243

Balance at end of period	$1,693	1,241	1,693	1,241

There were no loans identified as impaired during the nine months ended September 30, 2003. Loans identified as impaired at September 30, 2004 and for the three and nine-month periods ended September 30, 2004 are as follows (in thousands):

At September 30, 2004
Gross loans with related allowance for losses recorded	$962

Less: Allowance for these loans	396

Net investment in impaired loans	$566

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loan Impairment and Losses, Continued

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Average net investment in impaired loans	$497	435

Interest income recognized on impaired loans	$8	17

Interest income received on impaired loans	$3	3

There were no loans on nonaccrual or past due, ninety days or more at September 30, 2003. Nonaccrual and past due loans at September 30, 2004 were as follows (in thousands):

Nonaccrual loans	$119
Past due ninety days or more, but still accruing	—

$119

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

	Weighted-Average Shares
	2004	2003
Three Months Ended September 30:

For Basic EPS	2,442,000	1,322,549

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants	4,465	2,441

For Diluted EPS	2,446,465	1,324,990

Nine Months Ended September 30:

For Basic EPS	2,239,312	1,321,316

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants	3,686	2,574

For Diluted EPS	2,242,998	1,323,890

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Earnings Per Share, Continued

Shares not included in the computations of diluted earnings per share during the three and nine months ending September 30, 2004 because the options exercise price was not less than the market value are as follows:

Number of shares	28,500
Exercise price	$10.50-$11.00
Year issued	2004
Year expiring	2014

(4) Stock Option Plan

Certain key employees, directors and ex-employees of the Company have options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, the total number of shares which may be issued shall not exceed 324,000 (amended). At September 30, 2004, 115,400 (amended) shares remain available for grant. Some options are fully vested when granted while others generally vest over four years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2002	177,600	$10.00	10.00	1,776
Options granted	3,500	10.00	10.00	35

Outstanding at September 30, 2003	181,100	$10.00	10.00	1,811

Outstanding at December 31, 2003	181,100	10.00	10.00	1,811
Options granted	30,000	10.50-11.00	10.65	320
Options exercised	(1,500)	10.00	10.00	(15)
Options forfeited	(2,500)	10.00-11.00	10.60	(27)

Outstanding at September 30, 2004	207,100	$10.00-11.00	10.09	2,089

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) Stock Option Plan, Continued

The Company accounts for their stock option plans under the recognition and measurement principles of Accounting Principles Board No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$376	253	893	686
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(17)	(9)	(42)	(27)

Proforma net earnings	$359	244	851	659

Basic earnings per share:
As reported	$.15	.19	.40	.52

Proforma	$.15	.18	.38	.50

Diluted earnings per share:
As reported	$.15	.19	.40	.52

Proforma	$.15	.18	.38	.50

There were no options granted during the three months ended September 30, 2004 or 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Nine Months Ended September 30,
	2004	2003
Risk-free interest rate	4.53%-5.08%	4.69%
Dividend yield	— %	— %
Expected volatility	9.6%-8.0%	— %
Expected life in years	10	10
Per share fair value of options at grant date	$3.37 -3.38	3.84

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Regulatory Matters

The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	19.49%	8.00%
Bank	11.87%	8.00%
Tier I capital to risk-weighted assets:
Company	18.27%	4.00%
Bank	10.66%	4.00%
Tier I capital to total assets - leverage ratio:
Company	14.92%	4.00%
Bank	8.40%	4.00%

(6) Warrants

The Company issued warrants in conjunction with the sale of its common stock. One warrant and one share of common stock were sold as a unit in the Company’s public offering. At September 30, 2004 no warrants were outstanding. Each warrant entitled the holder to purchase one share of common stock for $10 until February 2004. During the nine months ended September 30, 2004, 1,075,620 warrants were exercised. Proceeds from the exercised warrants were approximately $10,754,000, net offering costs of approximately $3,000.

(7) Commitments

During the nine months ended September 30, 2004, the Bank purchased two sites for future branch locations for approximately $1,850,000 and entered into a contract to construct one branch building for approximately $795,000. This office is scheduled to open in the first quarter of 2005. The bank has also entered into an agreement to purchase an additional site for a future branch location for approximately $1,450,000.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2004, and for the three- and nine-month periods ended September 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Florida Business BancGroup, Inc.

Tampa, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Florida Business BancGroup, Inc. (the “Company”) as of September 30, 2004, the related interim condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2004 and 2003 and the related interim condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
October 22, 2004

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Comparison of September 30, 2004 and December 31, 2003

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

Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Company’s primary sources of funds consisted of proceeds from warrants exercised of $10.8 million, deposit inflows of $18.3 million, proceeds from principal pay-downs and calls of securities available for sale of $14.6 million and cash provided by operations of $2.1 million. The Company used its capital resources principally to fund existing and continuing loan commitments, net of principal repayments of $15.7 million, to purchase securities of $24.8 million and to repay other borrowings of $3.4 million.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2004, the Bank had liquidity of approximately $52.7 million, or approximately 34.5% of total deposits.

Management believes the Company and the Bank were in compliance with all minimum capital requirements which they were subject to at September 30, 2004. See note 5 to the condensed consolidated financial statements.

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

A summary of the contract amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at September 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$31,763

Unused lines of credit	$9,985

Standby letters of credit	$276

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all of its exiting commitments will be funded in the next twelve months. Management also believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

Selected Financial Information

The following ratios and rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003
Average equity as a percentage of average assets	13.49%	9.66%	10.84%
Equity to total assets at end of period	14.16%	9.35%	9.82%
Return on average assets (1)	.70%	.71%	.74%
Return on average equity (1)	5.17%	7.38%	6.79%
Noninterest expenses to average assets (1)	2.20%	1.97%	2.17%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.07%	—%	—%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$112,907	1,890	6.70%	$92,798	1,586	6.84%
Securities	50,993	440	3.45	34,043	298	3.50
Other interest-earning assets (1)	2,388	10	1.68	432	5	4.63

Total interest-earning assets	166,288	2,340	5.63%	127,273	1,889	5.94

Noninterest-earning assets	10,769			6,992

Total assets	$177,057			$134,265

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	29,123	84	1.15	24,379	70	1.15
Time deposits	93,919	691	2.94	68,805	627	3.65

Total interest-bearing deposits	123,042	775	2.52	93,184	697	2.99

Borrowings (2)	10,868	60	2.21	16,334	70	1.71

Total interest-bearing liabilities	133,910	835	2.49	109,518	767	2.80

Noninterest-bearing liabilities	18,167			11,279
Stockholders’ equity	24,980			13,468

Total liabilities and stockholders’ equity	$177,057			$134,265

Net interest income		$1,505			$1,122

Interest-rate spread (3)			3.14%			3.14%

Net interest margin (4)			3.62%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.16

(1)	Includes Federal Home Loan Bank stock and federal funds sold.
(2)	Includes Federal Home Loan Bank advances and repurchase agreement.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$109,231	5,463	6.67%	$84,839	4,490	7.06%
Securities	48,525	1,273	3.50	28,971	807	3.71
Other interest-earning assets (1)	3,102	32	1.38	3,372	39	1.54

Total interest-earning assets	160,858	6,768	5.61	117,182	5,336	6.07

Noninterest-earning assets	9,814			7,166

Total assets	$170,672			$124,348

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	27,367	234	1.14	22,826	234	1.37
Time deposits	92,337	2,074	2.99	65,008	1,819	3.73

Total interest-bearing deposits	119,704	2,308	2.57	87,834	2,053	3.12

Borrowings (2)	12,066	183	2.02	12,170	165	1.81

Total interest-bearing liabilities	131,770	2,491	2.52	100,004	2,218	2.96

Noninterest-bearing liabilities	15,880			10,869
Stockholders’ equity	23,022			13,475

Total liabilities and stockholders’ equity	$170,672			$124,348

Net interest income		$4,277			$3,118

Interest-rate spread (3)			3.09%			3.11%

Net interest margin (4)			3.55%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.22			1.17

(1)	Includes Federal Home Loan Bank stock and federal funds sold.
(2)	Includes Federal Home Loan Bank advances and repurchase agreements.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

General. Net earnings for the three months ended September 30, 2004 were $376,000 or $.15 per basic and diluted share compared to a net earnings of $253,000 or $.19 per basic and diluted share for the same period in 2003. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets which was partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $2.3 million for the three-month period ended September 30, 2004 from $1.9 million for the three months ended September 30, 2003. Interest on loans increased to $1.9 million in 2004 from $1.6 million in 2003 due to an increase in the average loan portfolio balance in 2004 to $112.9 million from $92.8 million in 2003 which was only partially offset by a decrease in the weighted-average yield earned in 2004 to 6.70% from 6.84% in 2003. Interest on securities increased to $440,000 for the three-months ended September 30, 2004 compared to $298,000 in 2003 due to an increase in the average portfolio balance to $51.0 million from $34.0 million for 2003 which was partially offset by decrease in the average yield earned to 3.45% in 2004 from 3.50% in 2003. Interest on other interest-earning assets increased from $5,000 for the three-months ended September 30, 2003 to $10,000 for the three months ended September 30, 2004.

Interest expense on deposits increased to $775,000 for the three-months ended September 30, 2004 from $697,000 in 2003. The increase is due to an increase in the average interest bearing deposits in 2004 to $123.0 million from $93.2 million in 2003 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2004 to 2.52% from 2.99% in 2003.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $40,000 for the three-month period ended September 30, 2004 compared to $89,000 for the same period in 2003. The decrease is due to a smaller increase in the portfolio during the 2004 period compared to the 2003 period. The allowance for loan losses is $1,693,000 at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $127,000 in 2004 from $104,000 for the three- months ended September 30, 2003. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $996,000 for the three-months ended September 30, 2004 from $731,000 for the comparable period ended September 30, 2003. The increase was due to an increase in salaries and employee benefits and occupancy due to the opening of a second banking office in the second quarter of 2003.

Income Taxes. Income taxes for the three-months ended September 30, 2004 were $220,000 (an effective rate of 36.9%) compared to income taxes of $153,000 in 2003 (an effective rate of 37.7%).

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

General. Net earnings for the nine months ended September 30, 2004 were $893,000 or $.40 per basic and diluted share compared to net earnings of $686,000 or $.52 per basic and diluted share for the same period in 2003. The increase in earnings was primarily due to an increase in net interest income resulting from growth in the Company’s interest earning assets which was partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $6.8 million for the nine-month period ended September 30, 2004 from $5.3 million for the nine months ended September 30, 2003. Interest on loans increased to $5.5 million in 2004 from $4.5 million in 2003 due to an increase in the average loan portfolio balance in 2004 to $109.2 million from $84.8 million in 2003 which was only partially offset by a decrease in the weighted-average yield earned in 2004 to 6.67% from 7.06% in 2003. Interest on securities increased to $1.3 million for the nine-months ended September 30, 2004 compared to $807,000 in 2003 due to an increase in the average portfolio balance to $48.5 million from $29.0 million for 2003 which was partially offset by a decrease in the average yield earned in 2004 to 3.50% from 3.71% in 2003. Interest on other interest-earning assets decreased from $39,000 for the nine-months ended September 30, 2003 to $32,000 for the nine months ended September 30, 2004.

Interest expense on deposits increased to $2.3 million for the nine-months ended September 30, 2004 from $2.1 million in 2003. The increase is due to an increase in the average deposits in 2004 to $119.7 million from $87.8 million in 2003 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2004 to 2.57% from 3.12% in 2003.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $353,000 for the nine-month period ended September 30, 2004 compared to $243,000 for the same period in 2003. The increase is due to an increase in the portfolio and the downgrade of certain commercial loans by management during the 2004 period. The allowance for loan losses is $1,693,000 at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $324,000 in 2004 from $248,000 for the nine- months ended September 30, 2003. The increase was due to a increase in service charges and fees primarily due to the growth in deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $2.8 million for the nine-months ended September 30, 2004 from $2.0 million for the comparable period ended September 30, 2003. The increase in noninterest expense was primarily due to an increase in compensation and benefits, occupancy and other expense due to the opening of a second banking office during the second quarter of 2003.

Income Taxes. The income taxes for the nine-months ended September 30, 2004 were $538,000 (an effective rate of 37.6%) compared to income taxes of $413,000 in 2003 (an effective rate of 37.6%).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Registrant has no pending legal proceedings as of September 30, 2004.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-65101; exhibits marked with four asterisks (****) were previously filed in Amendment No. 3 to Registration Statement on Form SB-2. The exhibits marked with five asterisks (*****) were previously filed as part of the Company’s Definitive Form 14-A, filed with the Securities and Exchange Commission on March 13, 2000; exhibits marked with six asterisks (******) were previously filed as part of the Company’s Proxy Statement on Form 14-A, filed with the Securities and Exchange Commission on March 16, 2001; exhibits marked with seven asterisks (*******) were previously filed as part of the Company’s March 31, 2002 Form 10-QSB, filed with the Securities and Exchange Commission on May 9, 2002; exhibits marked with eight asterisks (********) were previously filed as part of the Company’s June 30, 2002 Form 10-QSB, filed with the Securities and Exchange Commission on August 8, 2002; exhibits marked with nine asterisks (*********) were previously filed as part of the Company’s March 31, 2003 Form 10-QSB, filed with the Securities and Exchange Commission on May 6, 2003; and exhibits marked with ten asterisks (**********) were previously filed as part of the Company’s June 30, 2004 Form 10-QSB, filed with the Securities and Exchange Commission on August 10, 2004.

Exhibit No.		Description of Exhibit
*	3.1	Articles of Incorporation of the Company
*	3.2	By-laws of the Company
*	4.1	Specimen Common Stock Certificate
******	4.5	Amended and Restated Warrant Plan and Specimen Warrant Certificate
*	10.3	Servicing Agreement with M&I Data Services
****	10.4	Lease Agreement for Permanent Office
*****	10.5	2000 Key Employee Stock Compensation Program
*****	10.6	2000 Directors’ Stock Option Plan
*******	10.7	Supplemental Executive Retirement Plan
********	10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant
********	10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren
*******	10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant
*******	10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant
*******	10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren
*******	10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren
*******	10.14	Directors’ Written Consent to Action
*********	10.15	Employment Agreement with Gregory W. Bryant
*********	10.16	Confidentiality Non-Compete and Non-Solicitation Agreement with Gregory W. Bryant
**********	10.17	Amendment I to 2000 Key Employee Stock Compensation Program
	10.18	Employment Agreement for Patrick J. Murrin
	10.19	Employment Agreement for Marti J. Warren
******	99	Charter of the Audit Committee
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. Registrant filed no Form 8-K during the three months ended September 30, 2004.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA BUSINESS BANCGROUP, INC.
(Registrant)

Date: November 8, 2004	By:	/s/ A. Bronson Thayer
A. Bronson Thayer, Chairman and
Chief Executive Officer

Date: November 8, 2004	By:	/s/ Marti J. Warren
Marti J. Warren, Principal Financial Officer