Form 10KSB
period 2004-12-31
FLORIDA BUSINESS BANCGROUP INC
filed 2005-03-15
CIK 1071212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year: $9,206,000

There were 2,437,000 shares of common stock outstanding at March 1, 2005. There were no shares of preferred stock outstanding at March 1, 2005.

Documents incorporated by reference: Proxy Statement for the Annual Meeting of Shareholders filed electronically on March 21, 2005.

Transitional Small Business Disclosure Format: No

(1)	The material required by Items 8A through 12 and 14 is hereby incorporated by reference from Registrant’s definitive Proxy Statement, pursuant to Instruction E-3 of Form 10-KSB at pages 1 through 17 of that document.

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

The Company issued warrants in conjunction with the sale of its common stock. One warrant and one share of common stock were sold as a unit in the Company’s public offering. At December 31, 2004, no warrants were outstanding. At December 31, 2003, 1,276,520 warrants were outstanding. Each warrant entitled the holder to purchase one share of common stock for $10 until February 2004. During the years ended December 31, 2004 and 2003, 1,075,620 and 44,180 warrants, respectively, were exercised. During 2004 and 2003, the proceeds from the exercised warrants were approximately $10,754,000 and $420,000, respectively, net of offering costs of approximately $3,000 and $22,000, respectively and are being held by FBBI for general corporate purposes..

FBBI’s fiscal year ends December 31. The main offices of FBBI and Bay Cities Bank are located at 2202 North West Shore Boulevard, Suite 150, Tampa, Hillsborough County, Florida. On April 2, 2003, Bay Cities Bank opened a branch office at 18315 U.S. Highway 41 North, Lutz, Florida 33549. The branch also houses the Company’s operations department. On February 2, 2005, Bay Cities Bank opened a branch at 11650 Countryway Boulevard, Tampa, Florida 33626. As of December 31, 2004, Bay Cities Bank was the sole subsidiary of FBBI. FBBI and Bay Cities Bank are collectively referred to herein as the “Company.”

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

Deposits

The Company offers a variety of interest-bearing and non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits, up to the maximum permitted by law or regulation. Our service charge fee schedule is competitive with other financial institutions in our market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

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

We are following a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in the market area. Our lending area is generally the immediate Hillsborough County and the counties contiguous to Hillsborough County. Loan participations are also purchased from correspondent banks. However, participations are also sold, particularly with regard to real estate lending. Interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. Whenever possible, interest rates will be adjustable with fluctuations in the “prime” rate. The target loan-to-deposit ratio is approximately 85%. This ratio is expected to meet the credit needs of customers while allowing prudent liquidity through the investment portfolio. Currently, the Company’s loan-to-deposit ratio is 77%. Our Directors believe that this positive, community-oriented lending philosophy will be translated into a sustainable volume of quality loans into the foreseeable future.

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

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, management has considered that as of December 31, 2004, approximately 80% of outstanding loans are in the commercial real estate loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2004, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. During the year ended December 31, 2004, no loans were charged off against the allowance for loan losses.

Investments

As of December 31, 2004, federal funds sold and investment securities comprised approximately 31% of the Company’s total assets. Net loans comprised approximately 62%, of the Company’s total assets.

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

Employees

As of December 31, 2004, we employed 32 full time persons, including 3 executive officers. Employees are hired as needed to meet company-wide personnel demands.

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

The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 2004, our total risk-based capital and Tier 1 risk-weighted capital ratio were 18.28% and 17.09%, respectively.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 - The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), created five “capital categories”:

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

The following table reflects the capital thresholds:

	Total Risk - Based Capital Ratio	Tier 1 Risk - Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized (1)	10%	6%	5%
Adequately capitalized (1)	8%	4%	4	% (2)
Undercapitalized (3)	< 8%	< 4%	< 4%
Significantly Undercapitalized (3)	< 6%	< 3%	< 3%
Critically Undercapitalized (3)	—	—	< 2%

(1)	An institution must meet all three minimums.
(2)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3)	An institution falls into these categories if it is below the specified capital level for any of the three capital measures.

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

Bay Cities Bank’s Lutz branch office is located at 18315 U.S. Highway 41 North, Lutz, Florida 33545. The branch also houses the Company’s operations center. The Company owns the 7,000 square foot facility. On February 2, 2005, Bay Cities Bank opened its Racetrack Road branch office at 11650 Countryway Blvd., Tampa, Florida 33626. The Company owns the 3,500 square foot facility. A St. Petersburg, Florida branch office is under construction with an anticipated opening in May 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

No market exists for the common shares of FBBI. It is not anticipated that an active public market will develop for the common shares of FBBI because, at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System. No dividends were paid on FBBI common stock in 2004. As of December 31, 2004, FBBI common stock was held by approximately 297 shareholders.

At their 2000 Annual Meeting, FBBI’s shareholders adopted the 2000 Key Employee Stock Compensation Program (“Employee Program”) and 2000 Directors’ Stock Option Plan (“Directors’ Plan”). The following table reflects the number of share to be issued upon the exercised of options granted under the Employee Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2004.

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	217,100	$10.00	115,400
Equity Compensation Plans Not Approved by Security Holders	4,000	$10.00	0

Total	221,100	$10.00	115,400

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

At December 31, or for the Year then Ended

($ in thousands, except per share figures)

	2004	2003	2002	2001	2000
At Year End:

Cash and cash equivalents	$16,365	7,766	6,056	12,479	1,588
Securities	47,423	39,977	24,558	20,420	5,157
Loans, net	121,190	101,330	78,808	45,181	25,776
All other assets	9,752	4,128	3,047	2,446	1,514

Total assets	$194,730	153,201	112,469	80,526	34,035

Deposit accounts	157,068	124,055	89,451	58,278	21,027
All other liabilities	11,951	14,821	9,722	9,924	740
Stockholders’ equity	25,711	14,325	13,296	12,324	12,268

Total liabilities and stockholders’ equity	$194,730	153,201	112,469	80,526	34,035

For the Year:

Total interest income	9,206	7,405	5,918	3,618	1,980
Total interest expense	3,420	3,032	2,623	1,717	752

Net interest income	5,786	4,373	3,295	1,901	1,228

Provision for loan losses	433	342	474	137	363

Net interest income after provision for loan losses	5,353	4,031	2,821	1,764	865

Noninterest income	506	342	229	125	52
Noninterest expenses	(3,919)	(2,764)	(1,976)	(1,750)	(1,829)

Earnings before income taxes	1,940	1,609	1,074	139	(912)

Income taxes	728	609	420	53	(343)

Net earnings	$1,212	1,000	654	86	(569)

Basic earnings per share	$.53	.75	.50	.07	(.43)

Diluted earnings per share	$.53	.74	.50	.07	(.43)

Ratios and Other Data:
Return on average assets	.69%	.71%	0.66%	0.17%	(2.13)%
Return on average equity	5.12%	7.38%	4.95%	0.70%	(4.51)%
Average equity to average assets	13.55%	9.66%	13.24%	23.89%	47.24%
Interest-rate spread during the year	3.04%	3.17%	3.06%	2.48%	2.14%
Net yield on average interest-earning assets	3.52%	3.57%	3.63%	3.88%	4.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.23	1.16	1.20	1.40	1.93
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of year	0.06	—	—	—	—
Allowance for loan losses as a percentage of total loans at end of year	1.44%	1.30%	1.25%	1.14%	1.47%
Total number of banking offices	2	2	1	1	1
Total shares outstanding at end of year	2,437,000	1,364,880	1,320,700	1,320,700	1,320,700
Book value per share at end of year	$10.55	10.50	10.07	9.33	9.28

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2004 and 2003 and the Years Then Ended

General

Florida Business BancGroup, Inc. a Florida corporation (the “Holding Company”) owns 100% of the outstanding shares of Bay Cities Bank (the “Bank”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals through two banking offices in Hillsborough County, Florida.

Management’s Strategy

Our principal business is to attract deposits from the general public and to invest those funds in commercial, business, consumer, and real estate loans and other interest-earning assets. Funds are provided from net deposit inflows, from borrowings, from the proceeds from the sale and call of investments, from amortization and repayment of outstanding loans and investments. During 2004 and beyond, we plan to continue to grow our assets by growing our existing offices and expanding into new locations within the Tampa Bay area.

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

The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

As a state-chartered commercial bank, we are required under Florida Law to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2004, we exceeded our regulatory liquidity requirements.

Our total assets at December 31, 2004 were $194.7 million compared to $153.2 million at December 31, 2003. Total net loans were $121.2 million at December 31, 2004 compared to $101.3 million at December 31, 2003. Deposits increased to $157.1 million at December 31, 2004 from $124.1 million at December 31, 2003. The Company’s primary source of cash during the year ended December 31, 2004 was from net deposit inflows of $33.0 million, sales, calls and principal repayment of securities available for sale of $17.5 million and from the proceeds provided by warrants and options exercised of $10.8 million. Cash was used primarily to originate loans and purchase securities. Cash was used to originated loans net of principal repayments of $20.3 million and the purchase securities for $26.1 million. At December 31, 2004, we had outstanding commitments to originate loans totaling $12.8 million and commitments to borrowers for available lines of credit totaling $28.2 million and had time deposits of $59.4 maturing in the next twelve months. We expect to fund commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

We are not aware of any trends, known demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

We are not aware of any material trends, favorable or unfavorable in our capital resources. We continue to attempt to acquire short-term time deposits and low cost transaction accounts.

Regulation and Legislation

As a state-chartered commercial bank, we are subject to extensive regulation by the Florida Department of Financial Services (“Florida DFS”) and the Federal Deposit Insurance Corporation (“FDIC”). We file reports with the Florida DFS and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DFS and the FDIC to monitor our compliance with the various regulatory requirements. We are also subject to regulation and examination by the Federal Reserve Board of Governors.

Credit Risk

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2004 we had approximately $115,000 in nonperforming loans. At December 31, 2003, we had no nonperforming assets or loans delinquent ninety days or more. During the year ended December 31, 2004 we charged-off approximately $2,000 in loans, prior to 2004 we had no charge-off experience.

There were no loans identified as impaired during the year ended December 31, 2003. Loans identified as impaired at December 31, 2004 and for the year ended December 31, 2004 are as follows (in thousands):

At December 31, 2004
Gross loans without related allowance for losses	$—
Gross loans with related allowance for losses recorded	3,144

Less: Allowance for these loans	435

Net investment in impaired loans	$2,709

Year Ended December 31, 2004
Average net investment in impaired loans	$433

Interest income recognized on impaired loans	$27

Interest income received on impaired loans	$25

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

Loan Portfolio Composition

Commercial real estate loans and land loans comprise the largest group of loans in our portfolio amounting to $98.2 million, or 80% of the total loan portfolio as of December 31, 2004. Commercial real estate loans consist of $54.8 million of loans secured by other nonresidential property, $41.5 million of loans secured by undeveloped land and $1.9 million in multi-family.

The following table sets forth the composition of the loan portfolio:

	At December 31,
	2004		2003
	Amount	% of Total	Amount	% of Total
	(In thousands)
Residential real estate	$4,652	3.77%	$3,812	3.70%
Commercial real estate	98,190	79.64	80,976	78.65
Commercial	15,049	12.21	13,810	13.41
Consumer	5,398	4.38	4,366	4.24

Total loans	123,289	100.00%	102,964	100.00%

Less:
Deferred fees net	(328)		(294)
Allowance for loan losses	(1,771)		(1,340)

Loans, net	$121,190		$101,330

Securities

The securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and municipal securities. According to Financial Accounting Standards No. 115, the securities portfolio is categorized as either “held to maturity”, “available for sale” or “trading.” Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income (loss) as a part of stockholders equity, net of income taxes. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 2004, we had no securities categorized as trading.

The following table sets forth the amortized cost and fair value of the securities portfolio:

	At December 31,
	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government agency securities	$6,042	6,015	12,039	12,228
Mortgage-backed securities	39,154	38,274	27,438	27,203

	$45,196	44,289	39,477	39,431

Held to maturity:
Municipal securities	$3,134	3,105	546	524

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio at December 31, 2004 as follows ($ in thousands):

	Less Than One Year		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Available for Sale:

U.S. Government agency securities	$1,115	6.31%	$4,900	3.09%	$—	—%	$—	—%	$6,015	3.69%

Mortgage-backed securities									38,274	4.01

Total									$44,289	3.97%

Held to Maturity:

Municipal securities	$—	—%	$—	—%	$603	3.59%	$2,531	4.22%	$3,134	4.10%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2004, the most recent notification from the Regulatory Authorities categorized the Bank as well capitalized. An institution must maintain certain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. See Note 17 to the Consolidated Financial Statements for the actual capital amounts and ratios.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest-rate swaps. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 9 of Notes to Consolidated Financial Statements.

Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest-rate risk. See the section below titled Asset-Liability Structure. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

We use modeling techniques to simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed-rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

Asset - Liability Structure

As part of our asset and liability management we emphasize establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing our earnings. We believe these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

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

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, we monitor asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term securities).

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2004 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	Three Months	More Than Three Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Loans (1):
Variable rate	$25,018	—	—	—	—	—	25,018
Fixed rate	41,629	8,812	14,696	7,646	25,431	57	98,271

Total loans	66,647	8,812	14,696	7,646	25,431	57	123,289

Federal funds sold	12,937	—	—	—	—	—	12,937
Securities (2)	771	612	5,400	8,495	31,243	902	47,423
Federal Home Loan Bank stock	—	—	—	—	—	665	665

Total rate-sensitive assets	80,355	9,424	20,096	16,141	56,674	1,624	184,314

Deposit accounts:
Savings and NOW deposits (3)	10,067	—	—	—	—	—	10,067
Money-market deposits (3)	27,347	—	—	—	—	—	27,347
Certificates of deposit (3)	16,329	43,095	31,551	5,291	—	—	96,266
Federal Home Loan Bank advances (4)	4,000	—	2,000	2,000	—	—	8,000
Other borrowings (4)	2,513	—	—	—	—	—	2,513

Total rate-sensitive liabilities	60,256	43,095	33,551	7,291	—	—	144,193

GAP repricing differences	$20,099	(33,671)	(13,455)	8,850	56,674	1,624	40,121

Cumulative GAP	20,099	(13,572)	(27,027)	(18,177)	38,497	40,121

Cumulative GAP/total assets	10.3%	(7.0)%	(13.9)%	(9.3)%	19.8%	20.6%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Securities are scheduled through the maturity dates.
(3)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.
(4)	Federal Home Loan Bank advances and other borrowings are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2004 (in thousands):

Years Ending December 31,	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
2005	$2,371	46,402	9,891	3,995	62,659
2006	936	8,100	903	158	10,097
2007	23	11,069	715	221	12,028
2008-2009	876	6,497	533	1,019	8,925
2010-2014	446	22,026	3,007	5	25,484
2015 and beyond	—	4,096	—	—	4,096

Total	$4,652	98,190	15,049	5,398	123,289

Of the $60.6 million of loans due after 2005, 68% of such loans have fixed-interest rates.

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

Origination, Sale and Repayment of Loans. We generally originate loans in our primary geographical lending area in West Central Florida. The following table sets forth total loans originated, repaid and sold:

	Year Ended December 31,
	2004	2003
	(In thousands)
Originations:
Real estate loans	$62,504	52,609
Commercial loans	13,345	7,343
Consumer loans	3,824	2,929

Total loans originated	79,673	62,881
Less unfunded	(16,905)	(16,409)

	62,768	46,472

Less:
Principal reductions	(41,402)	(15,939)
Loan participations sold	(1,041)	(7,653)

Increase in total loans	$20,325	22,880

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

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type ($ in thousands):

	At December 31,
	2004		2003
	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$23,388	14.89%	$11,479	9.25%
Savings and NOW deposits	10,067	6.41	4,421	3.56
Money-market deposits	27,347	17.41	20,064	16.18

Subtotal	60,802	38.71	35,964	28.99

Certificate of deposits:
1.00% - 1.99%	11,174	7.12	—	—
2.00% - 2.99%	51,963	33.09	44,637	35.98
3.00% - 3.99%	18,672	11.89	16,916	13.64
4.00% - 4.99%	7,393	4.70	17,772	14.33
5.00% - 5.99%	6,355	4.04	7,387	5.95
6.00% - 6.99%	492.31		1,163.94
7.00% - 7.99%	217.14		216.17

Total certificates of deposit	96,266	61.29	88,091	71.01

Total deposits	$157,068	100.00%	$124,055	100.00%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

	At December 31,
	2004	2003
Due within one year	$30,559	22,924
Due one year to five years	16,632	17,880

Total	$47,191	40,804

Results of Operations

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of our noninterest income, and our noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

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

	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$111,671	7,448	6.67%	$88,394	6,230	7.05%
Securities	48,524	1,685	3.47	29,817	1,120	3.76
Other interest-earning assets (2)	4,340	73	1.68	4,143	55	1.33

Total interest-earning assets	164,535	9,206	5.60	122,354	7,405	6.05

Noninterest-earning assets	10,349			17,886

Total assets	$174,884			$140,240

Interest-bearing liabilities:
Savings, money market and NOW deposits	28,669	365	1.27	23,844	307	1.29
Certificates of deposit	93,319	2,806	3.01	68,938	2,500	3.63

Total interest-bearing deposits	121,988	3,171	2.60	92,782	2,807	3.03
Other borrowings (3)	11,677	249	2.13	12,449	225	1.81

Total interest-bearing liabilities	133,665	3,420	2.56	105,231	3,032	2.88

Noninterest-bearing liabilities	17,530			21,458
Stockholders’ equity	23,689			13,551

Total liabilities and stockholders’ equity	$174,884			$140,240

Net interest/dividend income		$5,786			$4,373

Interest-rate spread (4)			3.04%			3.17%

Net interest margin (5)			3.52%			3.57%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.23			1.16

(1)	Includes nonaccrual loans.
(2)	Includes federal funds sold, securities sold under agreements to repurchase and Federal Home Loan Bank stock.
(3)	Other borrowings includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income dividend by average interest-earning assets.

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

	Increase (Decrease) Due to
Year Ended December 31, 2004 vs. 2003:	Rate	Volume	Rate/ Volume	Total
	(In thousands)
Interest-earning assets:
Loans	$(334)	1,640	(88)	1,218
Securities	(85)	703	(53)	565
Other interest-earning assets	15	2	1	18

Total	(404)	2,345	(140)	1,801

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	(3)	62	(1)	58
Time deposits	(427)	884	(151)	306
Other borrowings	40	(14)	(2)	24

Total	(390)	932	(154)	388

Net change in net interest income	$(14)	1,413	14	1,413

Comparison of the Years Ended December 31, 2004 and 2003

General. Net earnings for the year ended December 31, 2004 were $1,212,000 or $.53 per basic and diluted share compared to net earnings of $1,000,000 or $.75 per basic share and $.74 per diluted share for 2003. The improved results were primarily due to an increase in net interest income resulting from growth in our interest-earning assets. The decrease in basic and diluted per share amounts were the result of the exercise of warrants in 2004 and the resulting increase in shares outstanding.

Interest Income. Interest income increased to $9.2 million for the year ended December 31, 2004 from $7.4 million for the year ended December 31, 2003. Interest on loans increased to $7.4 million due to an increase in the average loan portfolio balance in 2004 which was only partially offset by a decrease in the weighted-average yield earned in 2004. Interest on securities increased to $1.7 million for the year ended December 31, 2004 compared to $1.1 million in 2003, due to an increase in the average securities portfolio which was partially offset by a decrease in the weighted-average yield earned. Interest on other interest-earning assets increased from $55,000 for the year ended December 31, 2003 to $73,000 for the year ended December 31, 2004 due to an increase in the weighted-average yield earned in 2004 combined with a increase in the average balance.

Interest Expense. Interest expense on deposits increased to $3.2 million for the year ended December 31, 2004 from $2.8 million in 2003. The increase is due to an increase in the average deposits in 2004 which was only partially offset by a decrease in the weighted-average rate paid on deposits in 2004.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $433,000 for the year ended December 31, 2004 compared to $342,000 for the same period in 2003. The increase resulted from growth in our loan portfolio. The allowance for loan losses is $1,771,000 at December 31, 2004. While management believes its allowance for loan losses is adequate as of December 31, 2004, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

Noninterest Income. Noninterest income increased to $506,000 for the year ended December 31, 2004 from $342,000 for the year ended December 31, 2003. The increase was due to an increase in service charges and fees on deposit accounts in 2004 due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense increased to $3.9 million for the year ended December 31, 2004 from $2.8 million for 2003. The increase was primarily due to an increase in salaries and employee benefits, occupancy and other expenses due to the opening of additional banking offices during 2003.

Income Taxes. The income taxes for the year ended December 31, 2004 were $728,000 (an effective rate of 37.5%) compared to $609,000 in 2003 (an effective rate of 37.8%).

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

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$2,438	2,340	2,259	2,169	2,069	1,889	1,782	1,665
Interest expense	929	835	849	807	814	767	742	709
Net interest income	1,509	1,505	1,410	1,362	1,255	1,122	1,040	956
Provision for loan losses	80	40	93	220	99	89	144	10
Earnings before income taxes	509	596	476	359	510	406	254	439
Net earnings	319	376	294	223	314	253	159	274
Basic earnings per common share	.14	.15	.12	.12	.23	.19	.12	.21
Diluted earnings per common share	.14	.15	.12	.12	.22	.19	.12	.21
Cash dividends declared per common share	—	—	—	—	—	—	—	—

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FLORIDA BUSINESS BANCGROUP, INC.

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Florida Business BancGroup, Inc.

Tampa, Florida:

We have audited the accompanying consolidated balance sheets of Florida Business BancGroup, Inc. and Subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 2, 2005

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At December 31,
	2004	2003
Assets

Cash and due from banks	$3,428	3,856
Federal funds sold	12,937	3,910

Total cash and cash equivalents	16,365	7,766

Securities available for sale	44,289	39,431
Securities held to maturity	3,134	546
Loans, net of allowance for loan losses of $1,771 and $1,340	121,190	101,330
Federal Home Loan Bank stock	665	400
Premises and equipment, net	4,539	1,647
Deferred tax asset	742	307
Accrued interest receivable	687	567
Bank owned life insurance	2,319	785
Other assets	800	422

Total assets	$194,730	153,201

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	23,388	11,479
Savings and NOW deposits	10,067	4,421
Money-market deposits	27,347	20,064
Time deposits	96,266	88,091

Total deposits	157,068	124,055

Federal Home Loan Bank advances	8,000	8,000
Other borrowing	2.513	5.873
Official Checks	650	466
Other liabilities	788	482

Total liabilities	169,019	138,876

Commitments (Notes 4 and 9)

Stockholders’ equity:
Preferred stock:
Designated Series A, $.01 par value, redeemable at $100 per share, 10,000 shares so designated, none issued or outstanding	—	—
Nondesignated, no par value, 1,999,100 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 2,437,000 and 1,364,880 shares issued and outstanding	24	14
Additional paid-in capital	24,251	13,550
Retained earnings	2,002	790
Accumulated other comprehensive income (loss)	(566)	(29)

Total stockholders’ equity	25,711	14,325

Total liabilities and stockholders’ equity	$194,730	153,201

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003
Interest income:
Loans	$7,448	6,230
Securities	1,685	1,120
Other	73	55

Total interest income	9,206	7,405

Interest expense:
Deposits	3,171	2,807
Other borrowings	249	225

Total interest expense	3,420	3,032

Net interest income	5,786	4,373

Provision for loan losses	433	342

Net interest income after provision for loan losses	5,353	4,031

Noninterest income:
Service charges and fees on deposit accounts	446	281
Other	60	61

Total noninterest income	506	342

Noninterest expense:
Compensation and benefits	1,991	1,307
Occupancy	643	503
Data processing	232	216
Courier expense	135	113
Professional fees	158	96
Advertising	133	106
Other expenses	627	423

Total noninterest expense	3,919	2,764

Earnings before income taxes	1,940	1,609

Income taxes	728	609

Net earnings	$1,212	1,000

Basic earnings per share	$.53	.75

Diluted earnings per share	$.53	.74

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

($ in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	1,320,700	$13	13,131	(210)	362	13,296

Comprehensive income:
Net earnings	—	—	—	1,000	—	1,000
Net change in unrealized gain on securities
available for sale, net of tax benefit of $235	—	—	—	—	(391)	(391)

Comprehensive income						609

Proceeds from warrants exercised (net of offering costs of $22)	44,180	1	419	—	—	420

Balance at December 31, 2003	1,364,880	14	13,550	790	(29)	14,325

Comprehensive income:
Net earnings	—	—	—	1,212	—	1,212
Net change in unrealized loss on securities available for sale, net of tax benefit of $324	—	—	—	—	(537)	(537)

Comprehensive income						675

Proceeds from warrants exercised (net of offering costs of $3)	1,075,620	10	10,744	—	—	10,754
Proceeds from stock options exercised	1,500	—	15	—	—	15
Common stock repurchased	(5,000)	—	(58)	—	—	(58)

Balance at December 31, 2004	2,437,000	$24	24,251	2,002	(566)	25,711

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,212	1,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	489	171
Provision for loan losses	433	342
Deferred income tax benefit	(111)	(134)
Amortization of net deferred loan (fees) costs	(34)	16
(Increase) decrease in accrued interest receivable and other assets	(498)	658
Increase in other liabilities	306	246
Increase (decrease) in official checks	184	(18)

Net cash provided by operating activities	1,981	2,281

Cash flows from investing activities:
Purchase of securities	(26,064)	(37,525)
Proceeds from sales and calls of securities	9,264	8,119
Principal pay-downs on securities	8,220	13,361
Net increase in loans	(20,259)	(22,880)
Net purchase of premises and equipment	(3,108)	(718)
Purchase of Federal Home Loan Bank stock	(265)	(100)
Net change in bank owned life insurance	(1,534)	(785)

Net cash used in investing activities	(33,746)	(40,528)

Cash flows from financing activities:
Net increase in deposits	33,013	34,604
Proceeds from Federal Home Loan Bank advances	2,000	8,000
Repayments of Federal Home Loan Bank advances	(2,000)	(6,000)
Net (decrease) increase in other borrowings	(3,360)	2,933
Net proceeds from warrants and options exercised	10,769	420
Common stock repurchased	(58)	—

Net cash provided by financing activities	40,364	39,957

Net increase in cash and cash equivalents	8,599	1,710

Cash and cash equivalents at beginning of year	7,766	6,056

Cash and cash equivalents at end of year	$16,365	7,766

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,321	3,001

Income taxes	$729	620

Noncash item-
Net change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(537)	(391)

See Accompanying Notes to Consolidated Financial Statements.

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003 and the Years then Ended

(1)	Summary of Significant Accounting Policies

General. Florida Business BancGroup, Inc., a Florida corporation (the “Holding Company”) owns 100% of the outstanding shares of Bay Cities Bank (the “Bank”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a Florida-chartered commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals through two banking offices located in Hillsborough County, Florida.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry.

Use of Estimates. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

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

The Company is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2004 and 2003, balances maintained as reserves were approximately $569,000 and $237,000, respectively.

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

Securities. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits.

Other Borrowings. The carrying amount of other borrowings, which consist of securities sold under agreement to repurchase and sweep accounts approximates fair value.

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

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure) (collectively “FASB No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided proforma disclosures of net earnings, earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,
	2004	2003
Net earnings, as reported	$1,212	1,000

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	51	37

Proforma net earnings	$1,161	963

	Year Ended December 31,
	2004	2003
Basic earnings per share:
As reported	$.53	.75

Proforma	$.51	.73

Diluted earnings per share:
As reported	$.53	.74

Proforma	$.51	.71

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003
Risk-free interest rate	4.53%-5.08%	4.69%
Dividend yield	— %	—%
Expected volatility	9.6%-8.0%	—%
Expected life in years	10	10
Per share fair value of options at grant date	$3.37-3.38	3.84

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

Recent Pronouncements. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its consolidated financial condition or result of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-Than-Temporary Impairment” component of this consensus has been postponed. Management cannot determine the effect of the adoption of this guidance on the Company’s consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company’s 2006 consolidated financial statements.

(2)	Securities

Securities have been classified according to management’s intention. The carrying amount of securities and their approximate fair values are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale:
At December 31, 2004:
U.S. Government agencies	$6,042	16	(43)	6,015
Mortgage-backed securities	39,154	30	(910)	38,274

Total	$45,196	46	(953)	44,289

At December 31, 2003:
U.S. Government agencies	12,039	189	—	12,228
Mortgage-backed securities	27,438	—	(235)	27,203

Total	$39,477	189	(235)	39,431

Held to Maturity:
At December 31, 2004-
Municipal securities	$3,134	16	(45)	3,105

At December 31, 2003-
Municipal securities	$546	—	(22)	524

The scheduled maturities of securities at December 31, 2004 are as follows (in thousands):

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,102	1,115	—	—
Due after one through five years	4,940	4,900	—	—
Over five, less than ten years	—	—	603	602
Due after ten years	—	—	2,531	2,503
Mortgage-backed securities	39,154	38,274	—	—

Total	$45,196	44,289	3,134	3,105

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities, Continued

Securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(606)	22,836	(304)	13,855
U.S. Government agencies	(34)	2,792	(9)	2,005
Municipal securities	(44)	2,569	(1)	536

Total	$(684)	28,197	(314)	16,396

Management evaluates for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans

The components of loans are as follows (in thousands):

	At December 31,
	2004	2003
Residential real estate	$4,652	3,812
Commercial real estate	98,190	80,976
Commercial	15,049	13,810
Consumer	5,398	4,366

Total loans	123,289	102,964

Less:
Net deferred loan fees	(328)	(294)
Allowance for loan losses	(1,771)	(1,340)

Loans, net	$121,190	101,330

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2004	2003
Beginning balance	$1,340	998
Charge offs	(2)	—
Provision for loan losses	433	342

Ending balance	$1,771	1,340

There were no loans identified as impaired during the year ended December 31, 2003. Loans identified as impaired at December 31, 2004 and for the year ended December 31, 2004 are as follows (in thousands):

At December 31, 2004
Gross loans without related allowance for losses	$—
Gross loans with related allowance for losses recorded	3,144
Less: Allowance for these loans	435

Net investment in impaired loans	$2,709

Year Ended December 31, 2004
Average net investment in impaired loans	$433

Interest income recognized on impaired loans	$27

Interest income received on impaired loans	$25

There were no loans on nonaccrual or past due, ninety days or more at December 31, 2003. Nonaccrual and past due loans at December 31, 2004 were as follows (in thousands):

Nonaccrual loans	$115
Past due ninety days or more, but still accruing	—

$115

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4) Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2004	2003
Land	$525	525
Buildings	544	533
Leasehold improvements	126	131
Software	394	388
Furniture, fixtures and equipment	745	655
Construction in process	2,988	—

Total, at cost	5,322	2,232
Less accumulated depreciation and amortization	(783)	(585)

Premises and equipment, net	$4,539	1,647

The Company leases certain facilities under operating leases. The leases require the Company to pay certain insurance, maintenance, real estate taxes and other annual adjustments and contains renewal options. Rent expense was approximately $324,000 and $213,000 for the years ended December 31, 2004 and 2003, respectively. Future minimum rental commitments under these noncancelable leases are approximately as follows (in thousands):

Year Ending December 31,	Minimum Annual Rental Payment
2005	$303
2006	306
2007	312
2008	317
2009	313
Thereafter	300

$1,851

During the year ended December 31, 2004, the Company purchased two sites for future branch locations for approximately $1,850,000 and entered into a contract to construct both branch buildings for approximately $795,000 each. These offices are scheduled to open in the first and second quarter of 2005. The Company has also entered into an agreement to purchase an additional site for a future branch location for approximately $1,450,000.

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)	Deposits

Time deposits included the following amounts (in thousands):

	At December 31,
	2004	2003
Certificates of deposit $100,000 and over	$26,675	27,826
Certificates of deposit under $100,000	49,075	47,287
Brokered certificates of deposit greater than $100,000	20,516	12,978

	$96,266	88,091

A schedule of maturities of time deposits at December 31, 2004 follows (in thousands):

Year Ending December 31,	Amount
2005	$59,424
2006	22,410
2007	9,141
2008	4,986
2009	305

$96,266

(6) Benefit Agreement

The Company has Salary Continuation Agreements (the “Agreements”) with certain officers which require the Company to provide salary continuation benefits to them upon retirement. The Agreements require the Company to pay monthly benefits, as calculated in the Agreements, for fifteen years following their normal retirement age, provide for salary continuation in the event of a change in control of the Company and for early voluntary termination. The Company is accruing the present value of the future benefits over the term of the Agreements. The Company has purchased life insurance policies on the officers which although not formally linked, have future cash values that exceed the estimated future benefits. The Company expensed approximately $33,000 and $30,000, respectively, under these Agreements in 2004 and 2003.

(7) Federal Home Loan Bank Advances

The Federal Home Loan Bank of Atlanta (“FHLB”) advances are collateralized by a blanket-floating lien on loans secured by commercial and residential real estate as of December 31, 2004. At December 31, 2003 FHLB advances were collateralized by securities available for sale with a carrying value of $3,603,000 and a blanket-floating lien on loans secured by commercial and residential real estate. The details are as follows:

Maturing in Year Ending December 31,	Fixed or Variable Rate	Interest Rate at December 31,		At December 31,
		2004	2003	2004	2003
2004	Variable	—%	1.31%	—	2,000
2005	Fixed	2.26	2.26	$4,000	4,000
2006	Fixed	3.03	—	2,000	—
2008	Fixed	3.41	3.41	2,000	2,000

Total				$8,000	8,000

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)	Other Borrowing

The other borrowing is as follows (in thousands):

	At December 31,
	2004	2003
Securities sold under agreements to repurchase	$1,985	5,873
Sweep accounts	528	—

Total	$2,513	5,873

The securities sold under repurchase agreements were delivered to the broker-dealer who arranged the transaction. The agreements at December 31, 2004 matures within 44 days. Information concerning the securities sold under agreements to repurchase is summarized as follows ($ in thousands):

	Year Ended December 31,
	2004	2003
Average balance during the year	$3,252	5,062
Average interest rate during the year	1.46%	2.69%
Maximum month-end balance during the year	$6,756	8,500

At December 31, 2004, the Company had customer overnight sweep accounts totaling $528,000 secured by securities available for sale with a carrying value of $528,000 (100% of the sweep account balances).

At December 31, 2004 and 2003, the Company had variable-rate lines of credit from other financial institutions, excluding the Federal Home Loan Bank of Atlanta, totaling approximately $6.5 million and $5.5 million, respectively. At December 31, 2004 and 2003, there were no borrowings against these lines.

(9)	Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31, were as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$16,365	16,365	7,766	7,766
Securities available for sale	44,289	44,289	39,431	39,431
Securities held to maturity	3,134	3,105	546	524
Net loans	121,190	117,572	101,330	101,485
Federal Home Loan Bank stock	665	665	400	400
Accrued interest receivable	687	687	567	567

Financial liabilities:
Deposit liabilities	157,068	156,965	124,055	125,241
Federal Home Loan Bank advances	8,000	8,029	8,000	8,119
Other borrowings	2,513	2,513	5,873	5,873

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Financial Instruments, Continued

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, available lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letter-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments.

Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk follows at December 31, 2004 (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Unused lines of credit	$28,167

Commitments to extend credit	$12,758	—	—

Standby letters of credit	$237	—	—

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10)	Stock Option Plan

Certain key employees, directors and ex-employees of the Company have options to purchase shares of the Company’s common stock under its stock option plans. Under the plans, 324,000 shares (amended) may be issued. At December 31, 2004, 115,400 shares (amended) remain available for grant. Some options are fully vested when granted while others generally vest over four years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2002	177,600	$10.00	10.00	1,776
Options granted	3,500	10.00	10.00	35

Outstanding at December 31, 2003	181,100	10.00	10.00	1,811
Options granted	30,000	10.50-11.00	10.65	320
Options exercised	(1,500)	(10.00)	(10.00)	(15)
Options forfeited	(2,500)	(10.00-11.00)	(10.60)	(27)

Outstanding at December 31, 2004	207,100	$10.00-11.00	10.09	2,089

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2004 and 2003 was eighty-seven months and seventy-nine months, respectively.

These options are exercisable as follows:

Year Ending	Number of Shares	Weighted-Average Exercise Price
Currently exercisable	166,174	$10.00
2005	13,932	10.31
2006	9,463	10.14
2007	10,345	10.42
2008	7,186	10.60

	207,100	$10.09

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11)	Earnings Per Share (“EPS”)

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

	Weighted-Average Shares For the Years Ended December 31,
	2004	2003
For Basic EPS	2,289,496	1,324,545

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants	4,423	31,792

For Diluted EPS	2,293,919	1,356,337

Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the market value at December 31, 2004 are as follows:

	Number of Shares	Price Range	Year Issued	Year Expiring
Options	28,500	$10.50- 11.00	2004	2014

(12)	Credit Risk

The Company grants the majority of its loans throughout Hillsborough County, Florida. A significant portion of its borrowers ability to honor their contracts is dependent upon the economy of Hillsborough County, Florida.

(13)	Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Year Ended December 31,
	2004	2003
Current:
Federal	$719	635
State	120	108

Total current	839	743

Deferred:
Federal	(95)	(114)
State	(16)	(20)

Total deferred	(111)	(134)

Total income taxes	$728	609

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)	Income Taxes, Continued

The income taxes is different than that computed by applying the Federal statutory rate as indicated in the following analysis (in thousands):

	2004		2003
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income taxes at statutory Federal income tax rate	$660	34.0%	$547	34.0%
Increase resulting from:
State taxes, net of federal tax benefit	68	3.5	58	3.6
Other	—	—	4.2

Income taxes	$728	37.5%	$609	37.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$539	376
Organizational and start-up costs	—	39
Deferred compensation	34	21
Unrealized loss on securities available for sale	341	17

Deferred tax assets	914	453

Deferred tax liabilities:
Accrual to cash conversion	(78)	(75)
Accumulated depreciation	(94)	(71)

Deferred tax liabilities	172	(146)

Net deferred tax asset	$742	307

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14)	Warrants

The Company issued warrants in conjunction with the sale of its common stock. One warrant and one share of common stock were sold as a unit in the Company’s public offering. At December 31, 2004, no warrants were outstanding. At December 31, 2003, 1,276,520 warrants were outstanding. Each warrant entitled the holder to purchase one share of common stock for $10 until February 2004. During the years ended December 31, 2004 and 2003, 1,075,620 and 44,180 warrants, respectively, were exercised. During 2004 and 2003, the proceeds from the exercised warrants was approximately $10,754,000 and $420,000, respectively, net of offering costs of approximately $3,000 and $22,000, respectively.

(15)	Related Party Transactions

In the ordinary course of business, the Company has granted loans to and accepted deposits from principal officers and directors and their affiliates. These are summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003
Beginning balance	$5,549	5,202
Additions	1,150	1,710
Repayments	(1,264)	(1,363)

Ending balance	$5,435	5,549

Deposits at year end	$9,468	8,845

(16)	Restrictions on Dividends

The Holding Company’s ability to pay cash dividends on its common stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $11,818,000 at December 31, 2004. The amount of dividends the Bank is permitted to pay to the Company is restricted to 100% of its calendar year-to-date net earnings plus retained earnings for the preceding two years. Twenty percent of the net earnings in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of the Bank’s common stock then outstanding. In addition, no bank may pay a dividend at any time that net earnings in the current year when combined with retained earnings from the preceding two years produce a loss. Under Florida law, a Florida chartered commercial bank may not pay cash dividends that would cause the Bank’s capital to fall below the minimum amount required by Federal or Florida law.

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

As of December 31, 2004, the most recent notification from the regulatory authorities categorized the Bank as well capitalized. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2004:
Total capital to Risk-Weighted assets:
Bank	$16,683	10.88%	$11,888	8.00%	$14,861	10.00%
Consolidated	27,417	18.28	12,001	8.00	N/A	N/A
Tier I Capital to Risk-Weighted Assets:
Bank	14,925	10.04	5,944	4.00	8,919	6.00
Consolidated	25,646	17.09	6,001	4.00	N/A	N/A
Tier I Capital to Total Assets:
Bank	14,925	8.05	7,416	4.00	9,270	5.00
Consolidated	25,646	13.72	7,476	4.00	N/A	N/A
As of December 31, 2003:
Total capital to Risk-Weighted assets:
Bank	12,532	10.98	9,128	8.00	11,410	10.00
Consolidated	15,515	13.49	9,203	8.00	N/A	N/A
Tier I Capital to Risk-Weighted Assets:
Bank	11,199	9.81	4,564	4.00	6,846	6.00
Consolidated	14,175	12.32	4,602	4.00	N/A	N/A
Tier I Capital to Total Assets:
Bank	11,199	7.73	5,794	4.00	7,242	5.00
Consolidated	14,175	9.71	5,843	4.00	N/A	N/A

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18) Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the profit sharing plan are discretionary and are determined annually. The Company made contributions of approximately $21,000 and $10,000 during 2004 and 2003, respectively.

(19) Parent Company Only Financial Information

The Holding Company’s unconsolidated financial information follows:

Condensed Balance Sheets

(In thousands)

	At December 31,
	2004	2003
Assets

Cash	$9,328	2,065
Investment in subsidiary	14,990	11,335
Loans, net of allowance for loan losses of $13 and $8	1,084	703
Other assets	321	224

Total assets	$25,723	14,327

Liabilities and Stockholders’ Equity
Liabilities	12	2
Stockholders’ equity	25,711	14,325

Total liabilities and stockholders’ equity	$25,723	14,327

Condensed Statements of Earnings

(In thousands)

	Year Ended December 31,
	2004	2003
Revenues	$87	71
Expenses	(57)	(28)
Income taxes	(10)	(16)

Income before earnings of subsidiary	20	27

Net earnings of subsidiary	1,192	973

Net earnings	$1,212	1,000

(continued)

FLORIDA BUSINESS BANCGROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19) Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,212	1,000
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision (credit) for loan losses	5	(5)
Equity in undistributed earnings of subsidiary	(1,192)	(973)
Net (increase) decrease in other assets	(97)	28
Increase (decrease) in liabilities	10	(101)

Net cash used in operating activities	(62)	(51)

Cash flows from investing activities:
Net (increase) decrease in loans	(386)	431
Investment in subsidiary	(3,000)	(1,000)

Net cash used in investing activities	(3,386)	(569)

Cash flows from financing activities:
Net proceeds from warrants and options exercised	10,769	420
Common stock repurchased	(58)	—

Net cash provided by financing activities	10,711	420

Net increase (decrease) in cash and cash equivalents	7,263	(200)

Cash and cash equivalents at beginning of the year	2,065	2,265

Cash and cash equivalents at end of year	$9,328	2,065

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company hereby incorporates by reference the sections entitled “General Information,” “Election of Class I Directors”, “Board of Directors” and “Section 16(a) Beneficial Ownership Compliance” contained in pages 1 through 15 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

As of December 31, 2004, FBBI’s Board was still considering whether to adopt a specific code of ethics that applies to its principal executive officer or principal financial officer.

ITEM 10. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the sections entitled “Executive Compensation” and “Summary Compensation Table contained at pages 9 through 12 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the section entitled “General Information” on pages 1 through 4 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

(b) Security Ownership of Management

The Company hereby incorporates by reference the section entitled “General Information” on pages 1 through 4 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

(c) Changes in Control

As of December 31, 2004, the Company was not aware of any arrangements that may result in a change in control of the Company.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference the information contained in Part 2, Item 5 of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” on pages 12 through 13 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits marked by (a) were previously filed with FBBI’s Registration Statement on Form SB-2, filed with the SEC on September 30, 1998; the exhibit marked by (b) were previously filed with Amendment No. 3 to FBBI’s Registration Statement on Form SB-2, filed with the SEC on February 2, 1999; the exhibits marked by (c) were previously filed with FBBI’s Definitive Form 14-A, filed with the SEC on March 13, 2000; the exhibits marked by (d) were previously filed with FBBI’s Definitive Form 14-A, filed with the SEC on March 16, 2001; the exhibits marked by (e) were previously filed with FBBI’s March 31, 2002 Form 10-QSB, filed with the SEC on May 9, 2002; and the exhibits marked by (f) were previously filed as part of the Company’s June 30, 2002 10-QSB, filed with the SEC on August 8, 2002; the exhibits marked with a (g) were previously filed with FBBI’s September 30, 2003 Form 10-QSB, filed with the SEC on November 5, 2003 and the exhibits marked by (h) were previously filed as part of the Company’s December 31, 2003 form 10KSB, filed with the SEC on March 15, 2004.

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of the Company

(a) 3.2	By-laws of the Company

(a) 4.1	Specimen Common Stock Certificate

(d) 4.5	Amended and Restated Warrant Plan and Specimen

(a) 10.3	Servicing Agreement with M&I Data Services

(b) 10.4	Lease Agreement for Permanent Office

(c) 10.5	2000 Key Employee Stock Compensation Program

(c) 10.6	2000 Directors’ Stock Option Plan

(e) 10.7	Supplemental Executive Retirement Plan

(f) 10.8	Supplemental Executive Retirement Plan Participation Agreement with Gregory W. Bryant

(f) 10.9	Supplemental Executive Retirement Plan Participation Agreement with Marti J. Warren

(e) 10.10	Endorsement Split Dollar Insurance Agreement with Gregory W. Bryant

(e) 10.11	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Gregory W. Bryant

(e) 10.12	Endorsement Split Dollar Insurance Agreement with Marti J. Warren

(e) 10.13	Endorsement Split Dollar Plan Beneficiary Designation and Limited Assignment of Rights Marti J. Warren

(e) 10.14	Directors’ Written Consent to Action

(g) 10.15	Employment Agreement with Gregory W. Bryant

(g) 10.16	Confidentiality, Non-Compete and Non-Solicitation Agreement with Gregory W. Bryant

(h) 10.17	Amendment to Permanent Office Lease

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(d) 99	Charter of the Audit Committee

(b) Reports on Form 8-K

The Company did not file a Form 8-K during the last quarter of 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company hereby incorporates by reference the section entitled “Ratification of the Appointment of auditors for the Fiscal Year Ending December 31, 2005” on pages 13 to 14 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Business BancGroup, Inc.

Dated: March 9, 2005	By:	/s/ A. Bronson Thayer
A. Bronson Thayer
Chairman of the Board and Chief Executive Officer

Dated: March 9, 2005	By:	/s/ Marti J. Warren
Marti J. Warren
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates
John C. Bierley, Director	, 2005 Date

/s/ Anthony J. Borrell, Jr. Anthony J. Borrell, Jr., Director	March 9, 2005 Date

/s/ Gregory W. Bryant Gregory W. Bryant, President and Director	March 9, 2005 Date

/s/ Lawrence H. Dimmitt, III Lawrence H. Dimmitt, III, Director	March 9, 2005 Date

Jeff Huenink, Director	, 2005 Date

/s/ Robert A. Monroe Robert A. Monroe, Director	March 9, 2005 Date

/s/ Eric M. Newman Eric M. Newman, Director	March 9, 2005 Date

Eiji Sadato, Director	, 2005 Date

/s/ A. Bronson Thayer A. Bronson Thayer, Chief Executive Officer and Chairman of the Board of Directors	March 9, 2005 Date

Susannah Thayer, Director	, 2005 Date